Form 10QSB
period 2007-09-30
WORLD OF TEA
filed 2007-11-07
CIK 1411055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-145953

WORLD OF TEA, INC.

Nevada (state or other jurisdiction of incorporation or organization)	20-8383706 (I.R.S. Employer Identification No.)

World of Tea, Inc.
c/o Israel Morgenstern
111 Castlewood Rd N16 6DJ
UK
Tel: 011-44-7837706436

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of November 2, 2007, 3,800,000 shares of Common Stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

WORLD OF TEA, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

WORLD OF TEA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF SEPTEMBER 30, 2007
(Unaudited)

2007
ASSETS

Current Assets:
Cash in bank	$33,669
Total current assets	33,669

Total Assets	$33,669
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$1,773
Accrued liabilities	10,500
Total current liabilities	12,273
Total liabilities	12,273
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, par value $0.001 per share, 100,000,000 shares
authorized; 3,800,000 shares issued and outstanding	3,800
Additional paid-in capital	61,200
(Deficit) accumulated during the development stage	(43,604)
Total stockholders' equity	21,396
Total Liabilities and Stockholders' Equity	$33,669

The accompanying notes to the financial statements are
an integral part of this balance sheet.

WORLD OF TEA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE-MONTHS AND PERIOD ENDED SEPTEMBER 30, 2007,
AND CUMULATIVE FROM INCEPTION (FEBRUARY 2, 2007)
THROUGH SEPTEMBER 30, 2007
(Unaudited)

	Three-Months Ended September 30, 2007	Period Ended September 30, 2007	Cumulative From Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	34,615	40,815	40,815
Officers' compensation paid by issued shares	-	2,000	2,000
Incorporation fees	-	498	498
Other	110	291	291

Total general and administrative expenses	34,725	43,604	43,604

(Loss) from Operations	(34,725)	(43,604)	(43,604)
Other Income (Expense)	-	-	-
Provision for Income Taxes	-	-	-
Net (Loss)	$(34,725)	$(43,604)	$(43,604)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,800,000	3,133,527

The accompanying notes to the financial statements are
an integral part of these statements.

WORLD OF TEA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (NOTE 2)
FOR THE PERIOD FROM INCEPTION (FEBRUARY 2, 2007)
THROUGH SEPTEMBER 30, 2007
(Unaudited)

	Period Ended September 30, 2007	Cumulative From Inception

Operating Activities:
Net (loss)	$(43,604)	$(43,604)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for officers' compensation	2,000	2,000
Changes in net liabilities-
Accounts payable - Trade	1,773	1,773
Accrued liabilities	10,500	10,500
Net Cash (Used in) Operating Activities	(29,331)	(29,331)
Investing Activities:
Cash provided by investing activities	-	-
Net Cash Provided by Investing Activities	-	-
Financing Activities:
Issuance of common stock for cash	63,000	63,000
Net Cash Provided by Financing Activities	63,000	63,000
Net Increase in Cash	33,669	33,669
Cash - Beginning of Period	-	-
Cash - End of Period	$33,669	$33,669

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

On February 15, 2007, the Company issued 700,000 shares of its common stock to its Director, President and Treasurer at par value for services rendered. The transaction was valued at $700.

On February 19, 2007, the Company issued 1,300,000 shares of its common stock to its Director and Corporate Secretary at par value for services rendered. The transaction was valued at $1,300.

The accompanying notes to the financial statements are
an integral part of these statements.

WORLD OF TEA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

1.  Summary of Significant Accounting Policies

  Basis of Presentation and Organization

World of Tea Inc. (the “Company”) is a Nevada corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Nevada on February 2, 2007. The business plan of the Company is to develop various tea and herbal blends which offer consumers high health and flavor qualities. The Company intends to develop and differentiate its tea and herbal products based on four main qualities: (i) the taste and aroma qualities of long leaf tea; (ii) the extraction qualities of the nylon mesh pyramid tea bag; (iii) luxury packaging design and gift sets; and (iv) health qualities of its various tea types and blends. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

In March 2007, the Company began a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise up to $63,000 through the issuance of 1,800,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.035 per share. As of June 30, 2007, the Company had received $63,000 in proceeds from the PPO. The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register 1,800,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on September 10, 2007, and declared effective on September 24, 2007. The Company did not receive any of the proceeds of this registration activity on behalf of selling stockholders from the sale of the related shares of common stock.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2007, and for the period ended September 30, 2007, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2007, and the results of its operations and its cash flows for the period ended September 30, 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2007. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements contained in its Registration Statement on Form SB-2 filed with the SEC for additional information, including significant accounting policies.

WORLD OF TEA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

 Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2007.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

WORLD OF TEA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2007, the carrying value of accounts payable - trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of September 30, 2007, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

  Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2007, and expenses for the periods ended September 30, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

WORLD OF TEA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to develop various tea and herbal blends which offer consumers high health and flavor qualities. The Company intends to develop and differentiate its tea and herbal products based on four main qualities: (i) the taste and aroma qualities of long leaf tea; (ii) the extraction qualities of the nylon mesh pyramid tea bag; (iii) luxury packaging design and gift sets; and (iv) health qualities of its various tea types and blends.

During the period ended September 30, 2007, the Company was incorporated and commenced a capital formation activity to raise up to $63,000 from the sale of 1,800,000 shares of common stock through a PPO to various stockholders. As of June 30, 2007, the Company had raised $63,000 in proceeds from the PPO. The Company prepared a Registration Statement on Form SB-2 which was filed with the SEC on September 10, 2007, and declared 1,800,000 shares of its common stock for selling stockholders effective on September 24, 2007. No proceeds will be received by the Company from the sale of common stock by selling stockholders. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2007, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Common Stock

On February 15, 2007, the Company issued 700,000 shares of its common stock to its Director, President, and Treasurer at par value for services rendered. The transaction was valued at $700.

On February 19, 2007, the Company issued 1,300,000 shares of its common stock to its Director and Corporate Secretary at par value for services rendered. The transaction was valued at $1,300.

On March 5, 2007, the Board of Directors of the Company approved a PPO, exempt from registration under the Securities Act of 1933, to raise up to $63,000 through the issuance of 1,800,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.035 per share. The PPO had an offering period of 180 days. As of June 30, 2007 the Company had fully subscribed the PPO and raised a total of $63,000 in proceeds.

WORLD OF TEA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 1,800,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on September 10, 2007, and declared effective on September 24, 2007. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

4.  Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2007, were as follows (assuming a 15% effective tax rate):

	Three-Months Ended September 30, 2007	Period Ended September 30, 2007
Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$5,209	$6,541
Change in valuation allowance	(5,209)	(6,541)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2007, as follows:

2007

Loss carryforwards	$6,541
Less - Valuation allowance	(6,541)

Total net deferred tax assets	$-

WORLD OF TEA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2007 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2007, the Company had approximately $43,604 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

5.  Related Party Transactions

As described in Note 3, the Company has issued 700,000 shares of its common stock to its Director, President, and Treasurer at par value for services rendered. The transaction was valued at $700.

As described in Note 3, the Company has entered into a transaction with its Director and Corporate Secretary at par value for services rendered, and has issued a total of 1,300,000 shares of its common stock at a value of $1,300.

6.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

WORLD OF TEA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including An Amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operations

As used in this Form 10-QSB, references to the “Company,” “we,” “our” or “us” refer to World of Tea, Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis or Plan of Operations and the audited financial statements and the notes thereto included in our Registration Statement on Form SB-2 (Registration No. 333-145953) for the period ended June 30, 2007.

Forward-Looking Statements

This Management’s Discussion and Analysis or Plan of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form SB-2 (Registration No. 333-145953) filed with the Securities and Exchange Commission on September 10, 2007. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors included herein, whether as a result of new information, future events, changes in assumptions or otherwise.

Plan of Operation

Over the next twelve months, the Company intends to focus on the following activities:

•	the Company will locate and enter into agreements with one or more professional tea blending and packaging companies to develop its tea products and produce its products;

•
the Company will also locate and enter into agreements with distributors for the sale of its products to each of its market segments and with third party logistics providers to provide order fulfillment services; and

•	the Company will also locate and enter into an agreement with a web developer for the purpose of developing its website for direct sales to consumers.

The Company estimates that it will require approximately $123,000 in the next 12 months to implement its activities. Such funds will be needed for the following purposes:

Purpose	Amount
Web Site	$10,000
Marketing Study	15,000
Travel	20,000
Trade Show	40,000
Package Design	6,000
Printing and Labeling	12,000
Inventory	20,000
Total	$123,000

Development of Products. The Company currently has no products. It intends to develop specifications for its products and retain a professional tea blending and packaging company to develop, manufacture, and package products based on such specifications. The Company has not yet entered into any agreements with any such tea blending and packaging company.

The Company may thereafter develop additional products by engaging consultants having expertise in tea blending. It will identify market needs in terms of flavors and preferred blends through market studies and surveys, and implement this information in proprietary blends and formulations developed by the consultants it may retain at such time.

Development of Packaging Design. The Company also intends to focus over the next twelve months on developing appropriate packaging design for its future products. Such packaging design serves an important role in brand positioning. The Company intends to design its packaging through professional packaging designers in order to develop a luxury high class design that will fit the Company's positioning and attract prospective buyers. Special attention will be given to the design of the pyramid tea bag and the box packaging of the luxury gift sets. The packaging design will allow foodservice customers to put their own label in addition to the Company's brand name. The Company will offer its foodservice clients to co-design dedicated packaging subject to a long-term commercial agreement. The Company has not yet retained or otherwise entered into any agreements with any packaging designers or foodservice customers.

Liquidity and Capital Resources

As of September 30, 2007, the Company had a cash balance of $33,669. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. The Company raised $63,000 in a fully subscribed private placement between March 2007 and May 2007. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The financial statments contained herein have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the reasons discussed herein and in footnote 2 to the financial statements, there is a significant risk that we will be unable to continue as a going concern.  Our audited financial statements included in our Registration Statement on Form SB-2 (Registration No. 333-145953) for the period ended June 30, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2007.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD OF TEA, INC.

Date: November 6, 2007	By:	/s/ Israel Morgenstern
Name: Israel Morgenstern Title: President, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)