Form 10KSB
period 2007-12-31
BROADWEBASIA, INC.
filed 2008-03-05
CIK 1411055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number: 333-145953

BROADWEBASIA, INC.

(formerly World of Tea Inc.)

(Exact name of Registrant as specified in its charter)

Delaware	20-8383706
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

9255 Sunset Boulevard
Suite 1010
West Hollywood, California 90069

(Address of principal executive offices)

(310) 492-2255

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

The issuer’s revenues for its most recent fiscal year were $-0-

The aggregate market value of issuer’s voting common stock is not able to be determined as there is no bid and ask price of such common stock.

The number of shares of the issuer’s common stock issued and outstanding as of February 15, 2008, was 84,825,000 shares.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one): Yes     No

CERTIFICATIONS	Exhibits 31.1 and 32.1

PART I

Unless specifically noted otherwise, this Annual Report on Form 10-KSB reflects the business and operations of World of Tea Inc. prior to the reverse acquisition transaction (the ‘‘Reverse Acquisition’’) that was completed on February 12, 2008, and is described in Item 8B of this Annual Report on Form 10-KSB. For a more complete discussion of the reverse acquisition transaction and the business and operations of BroadWebAsia, Inc., please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) on February 12, 2008, which filing is incorporated herein by reference. As used in this Form 10-KSB, references to the ‘‘Company,’’ the ‘‘Registrant,’’ ‘‘we,’’ ‘‘our,’’ or ‘‘us,’’ with respect to periods prior to February 12, 2008, refer to World of Tea Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Annual Report on Form 10-KSB (this ‘‘Report’’) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘contemplates,’’ ‘‘estimates,’’ ‘‘believes,’’ ‘‘plans,’’ ‘‘projected,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a ‘‘safe harbor’’ for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, and (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under ‘‘Liquidity and Capital Resources.’’ We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Item 1.    Description of Business.

Business Development

The Company was incorporated under the laws of the State of Nevada on February 2, 2007. We are a development stage company. From our inception through the Reverse Acquisition, we had not generated any revenues, and our operations had been limited to organizational, start-up, and capital formation activities. Prior to the Reverse Acquisition, we had no employees other than our officers, who were also our Directors.

The Company intended to develop various teas and herbal blends.

Following the Reverse Acquisition, on February 14, 2008, we merged with and into our newly formed wholly owned subsidiary, BroadWebAsia, Inc., a Delaware corporation, for the purpose of changing our domicile from Nevada to Delaware and changing our name from ‘‘World of Tea Inc.’’ to ‘‘BroadWebAsia, Inc.’’

Products Prior to the Reverse Acquisition

The Company intended to develop various tea and herbal blends which offer consumers high health and flavor qualities. The Company intended to differentiate its tea products based on four main qualities: (i) the taste and aroma qualities of long leaf tea; (ii) the extraction qualities of the novel nylon mesh pyramid tea bag; (iii) luxury packaging design and gift sets; and (iv) the health qualities of its various tea types and blends.

The Company intended to introduce a high quality tea product line, which will offer long leaf tea containing outstanding aroma and taste qualities. The long leaf tea provides outstanding qualities in terms of aroma and taste compared to the regular commodity tea which is commonly sold in food stores. The Company would offer a broad range of gourmet long leaf tea blends, including black tea, green tea, white tea, yellow tea, oolong tea, herbal tea, and fruit tea, which all offer health qualities and favorable taste.

The tea blends would be carefully packaged in special and high quality nylon mesh pyramid tea bags for personal convenience or in loose tea packaging suitable for tea pots. The three-dimensional, pyramidal shape allows more room for long tea leaves to expand while steeping, enabling the full tea flavor to be easily extracted, and because the bags are made of nylon mesh instead of paper, they do not leave undesirable flavors (such as paper) in the tea. Each pyramid tea bag would be individually finished with a string and tag. The consumer would have a clear view of the premium leaf tea as it expands and infuses as it is being brewed. Each pyramid tea bag would have more room for the long tea leaves, thus containing tea leaves sufficient for a full mug instead of a cup.

The Company intended to package its products in a wide range of gift and sample sets. The Company believed that the increasing awareness of high quality tea and its health benefits and the novel design of the Company’s pyramid tea bag and other product packaging would make the Company’s products an ideal gift for holidays and special occasions or for visits of friends and family. The gift sets would offer a wide selection of teas, tea blends, and herbal and fruit infusions. This wide selection would allow people to acquaint a new world of qualities and flavors, which is so different from the regular tea on the food store shelf. The sample sets would be designed to fit also the requirements of the foodservice industry, mainly restaurants and hotels that need a large selection to offer their customers. Luxury gift sets would be offered in various designs and sizes. The luxury high class design would make the products attractive both for the foodservice market (restaurants, tea houses, coffee shops, hotels, catering services, etc.) and the retail market (specialty tea stores, health products stores, food chains, grocery stores, etc.).

The Company intended to explore continuously for tea blends that offer health benefits in order to meet the increasing consumer awareness of the potential effects of tea on health and increasing consumer demand for tea blends that provide such benefits.

The Company intended to develop specifications for its products and retain a professional tea blending and packaging company to develop, manufacture, and package products based on such specifications. The Company had not yet entered into any agreements with any such tea blending and packaging company. The Company might thereafter have developed additional products by engaging consultants having expertise in tea blending. The Company would identify market needs in terms of flavors and preferred blends through its sales force and market surveys, and implement this information in proprietary blends and formulations developed by the consultants it might retain at such time.

Market

The Company intended to focus on consumers in the United Kingdom. Initially, the Company intended to market its products to foodservice businesses in order to establish the Company’s brand name. After the Company’s brand name is established, the Company intended to sell its products to the retail market, focusing initially on specialty tea and health products stores. Once the Company’s positioning in the retail market is established, the Company intended to expand sales to large food chains and other grocery stores, and start selling to other European markets.

Foodservice Market.    Initially, the Company would market its products to foodservice businesses operating in the United Kingdom. Foodservice businesses provide meals for consumption away from home such as in restaurants, fast food, pubs, hotels, and leisure venues. The Company believed that luxury restaurants and hotels would find the Company’s products attractive for their customers who look for high quality tea and appreciate the aroma quality of long leaf tea. These customers would also appreciate the novel pyramid-shape packaging that will differentiate the restaurant or hotel from the regular foodservice establishments and may carry the restaurant or hotel name on the packaging aside the Company’s brand name.

The Company intended to sell its products to foodservice businesses through distributors specialized in this industry. The Company intended to identify distributors who do not carry tea in their product line or are not satisfied with their tea supplier due to a limited product line, non-exclusivity or any other reason that does not allow the distributor to enjoy a competitive advantage. The Company intended to attract these distributors by offering a wide product line with novel items, an option to add the customer’s own label on the product packaging, and a limited exclusivity for their territory.

Additionally, the Company intended initially to approach key prospective clients, such as luxury restaurants and hotels, in order to push the Company’s products and generate initial sales for the distributors. In addition, the Company intended to approach foodservice chains, such as hotel chains, restaurant chains, tea & coffee shop chains, etc. The Company intended to reach into a frame agreement at the chain level, and let the distributor take care of the branch level.

Website Users.    The Company would also establish a website to sell its tea products directly to consumers. Ultimately, the Company considered the consumer market as its primary target market. The Company intended to generate sales to private consumers through its planned website, which would include an on-line catalog enabling customers to submit orders from the website. Private consumers would be able to send on-line payments, while commercial customers will be billed according to any commercial agreement that they may enter into with the Company.

Attracting prospective customers to the website would take place through web marketing activities. Marketing efforts would take place through advertising in search engines and on-line directories as well as participation in blogs, talkbacks, and discussion groups. The website would include an informative section regarding specialty tea and its health benefits that would attract consumers who are interested in such information.

Once prospective customers reach the website, the Company intended to attract and retain clients through a loyalty program as the primary marketing tool, which would occasionally send discount coupons to the program members in order to encourage their purchasing. The loyalty program would manage three membership levels: silver membership for sporadic customers, gold membership for routine customers, and platinum membership for intensive customers. The program would encourage new members to register by offering them free sample kits with multiple blends. Registered members would receive by e-mail discount coupons for their next purchases. Members who purchase through the website on a regular basis would receive by e-mail discount coupons for increasing their purchases and for trying new blends.

The Company intended to retain a web development firm, which would be responsible for developing and maintaining the Company’s website, and an internet service provider, which would provide hosting services.

Marketing Strategy.    The Company’s marketing strategy would rely on the following guidelines:

1.	Brand recognition. Developing a brand name was the Company’s key objective, which was a key factor in the Company’s competitiveness and consequently in pricing and gross margin.

a.	Health oriented positioning. The growing market segment of health oriented consumers who acknowledge the health benefits of tea and herbal infusions is the Company’s primary target market. The health benefits orientation of the Company’s product line would have been a key differentiator in the general tea market.

b.	High class design. High end packaging adds a perceived value to the product. The Company intended to put special effort into designing high class packaging that would increase attractiveness to the foodservice market and shelf visibility in the retail market.

The tea bags would be individually boxed, in well designed miniature boxes, wrapped inside in aluminum foil to preserve freshness and exteriorly in clear cellophane to portray richness. In addition, the Company intended to promote the nylon mesh pyramid tea bag as a main competitive advantage compared to the regular paper tea bag.

2.	Distribution channels. Maximizing the market potential requires assistance of distribution channels that specialize in each market segment, e.g. foodservices, specialty tea stores, health stores, grocery stores, etc. The Company intended to establish a distribution infrastructure that would gradually engage distributors and wholesalers to cover all market segments and all geographical markets nationwide. Initially the president of the Company would make all efforts to open up these doors, and if and when the Company generated sales, it would look to hire an employee to continue leading the sales process.

3.	Direct marketing. Direct sales to consumers are important to maintain relationships and understand the market needs and trends, as well as to generate high margin revenues. The Company intended to engage in direct sales and direct marketing to consumers through its website. The website would be both informative on the tea industry as well as include shared experiences of satisfied customers of the Company. We intended to market our website by placing banner advertising on health related sites in the UK. We would consider advertising free shipments of tea and in this manner will attract visitors to our site. Once at our website, visitors would have to register with their name and address in order to receive a free sample of our product. We would ship the product to customers with a brochure on our offerings. The brochure would be a high end, colorful booklet showing our offerings. We would include our phone number in order to take orders from customers.

Additional Potential Markets

Retail Market.    The Company intended, if and when it establishes its brand name, to market its products to the retail market, focusing initially on specialty tea and health products stores. Sales to the specialty retail market will be developed through dedicated distributors. The Company would provide its retail customers with selling aids such as dedicated stands, catalogs, and posters. The Company’s website would include an electronic map and directions to all stores selling the Company’s products. If and when sales of the Company’s products reached a substantial volume, the Company intended to start advertising in the media in order to expedite sales growth, strengthen the brand name, and encourage consumers to request that their retailer begin carrying the Company’s products.

Grocery Stores.    If and when the Company’s position in the retail market was established, the Company intended to market its products to the large food chains, other grocery stores, and other mass retailers.

International Sales.    The Company intended to market its activities to other countries within and without the European Union, commencing in 2009. The Company intended to reach such markets through the following marketing strategy: (1) focus on the European market through national distributors; (2) establish a business partnership with market leaders in food retail, which enjoy a nationwide distribution network, but currently have no tea product line; and (3) design product lines adapted to local European markets’ standards and preferences.

In 2009, the Company intended to start international marketing activities in the European Union by establishing a distribution infrastructure based on having a national distributor in each country. The Company would offer its distributors and business partners dedicated products and blends adapted to their local market. The Company would support its distributors and business partners in their local market to identify consumer preferences typical to their country or region. The distributor would have a full responsibility for such distributor’s market, including local marketing activities. In addition, the Company intended to establish a business partnership with leading providers to food retailers who operate a national distribution force and do not have a tea product line in their offering.

Planned Operations

Sourcing, Production, and Packaging.    The Company intended to outsource all sourcing, production, and packaging activities to third parties. The Company has not entered into any agreements with such third parties.

Initially the Company intended to retain a United Kingdom packager/blender in order to minimize the Company’s set-up costs. Many tea blending and packaging companies in the United Kingdom offer numerous blends of various teas, herbs, and fruits. The Company intended to design its product portfolio initially based on the existing blender’s offering. Since there are no production set-up costs, the Company expected to manage flexible on-demand sourcing with no quantity commitments, unless a cost reduction is gained. The Company expected to start working with such a blender on a quarterly production cycle basis and gradually move to a monthly production cycle basis when quantities increase in order to reduce inventory costs. If and when the Company established operations and generates adequate revenues, the Company intended to search for a lower cost blending and packaging provider in China, India, Sri Lanka, and other countries located in East Asia.

Once the packaging design is ready to produce, the Company expected that its blending and packaging provider would take the operational responsibility for the packaging based on its economy-of-scale and provide the Company packaged products. Since packaging production requires a set-up cost, the Company would have to order minimum quantities of each package in order to keep the packaging cost low. The Company intended to reach an arrangement with its blender that all packaging costs will be included in the product cost. Such an arrangement would probably require the Company to submit minimum quantity commitments.

Distribution and Order Fulfillment.    The Company intended to retain distributors specializing in each of its target market segments, e.g. foodservices, specialty tea stores, health stores, grocery stores, etc. The Company intended to outsource all logistics activities to a third-party logistics (TPL) provider, which would take the responsibility for order fulfillment by shipping products from the blender’s storage to the Company’s distributors. The Company has not entered into any agreements with any such third-party logistics provider.

The Company expected that inventory would be kept at the blender’s warehouse, which would manage minimum quantity in order to avoid shortage. If the blender did not provide storage services, the Company would engage with a TPL provider that will take this responsibility.

The Company intended to fully rely on its TPL provider for shipping products to the Company’s future distributors and for coordinating with the distributor’s warehouse for time of arrival. The Company intended to take the responsibility for order intake from the distributors and forwarding the orders to the blender for arranging the product shipment and to the TPL provider for fulfillment under the Company’s monitoring.

For consumer orders taken through the Company’s website, the Company also intended to engage with a TPL provider, but expects that the Royal Mail (ParcelForce) would offer the most attractive shipping cost. In any case, consumer order fulfillment would be prepared by the blender’s warehouse based on orders taken and forwarded by the Company. If and when the Company developed international sales, international orders would be shipped by an international TPL provider directly from the blender to the national distributor.

Competition and Competitive Advantage

The tea industry is highly fragmented and competitive. The Company was competing directly or indirectly with the following companies: Tetley, Lipton, PG tips, Typhoo Tea, and others. Many of our competitors have a substantially greater market presence, name recognition, financial distribution, marketing, and other resources than we had.

The Company intended to achieve a competitive advantage by differentiating its products from those of its competitors based on three primary qualities: (i) tea product line based on long leaf tea, which is more tasteful and enjoyable; (ii) novel, large, pyramid-shaped tea bags made of silken nylon mesh that allow enveloping the long leaf tea, while avoiding the side taste that accompanies the regular small paper tea bags; and (iii) selection of tea and herbal blends that provide health benefits.

Governmental Regulations

We may be subject to a variety of laws and regulations relating to, among other things, product safety/restrictions. We believe that we were in compliance with such laws and have no liabilities thereunder.

Employees

We had no employees other than our executive officers. All functions including development, strategy, negotiations, and administration were being provided by our executive officers on a voluntary basis.

Certain Risks and Uncertainties Regarding our Business Prior to the Reverse Acquisition.

An investment in our common stock involves a high degree of risk. Risks to our business prior to the Reverse Acquisition include but are not limited to those set forth below. If any of the following risks actually occur, our business, financial condition, results of operations, and prospects for growth would likely have suffered. As a result, investors could lose all or part of their investments. Moreover, our business following the Reverse Acquisition is subject to a variety of other risks and uncertainties, which are set forth in our Current Report on Form 8-K filed on February 12, 2008.

Risk Factors Relating to Our Company Prior to the Reverse Acquisition

1.    We were a development stage company with no operating history and may never be able to effectuate our business plan or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We were subject to all of the risks inherent in the establishment of a new business enterprise. Our Company was established on February 2, 2007. Although we had begun initial investigations into the tea industry, we may not be able to successfully effectuate our business. There could be no assurance that we would ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations was unproven, and the lack of operating history made it difficult to evaluate the future prospects of our business. We had not generated any revenues prior to the Reverse Acquisition. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business, and we were a highly speculative venture involving significant financial risk.

2.    We expected losses in the future because we have no revenue to offset losses.

As we had no current revenue, we were expecting losses over the next 12 months because we did not yet have any revenues to offset the expenses associated with the development and implementation of our business plan. We could not guarantee that we would ever be successful in generating revenues in the future. We recognize that if we were unable to generate revenues, we would not be able to earn profits or continue operations. We had no history upon which to base any assumption as to the likelihood that we would prove successful, and we could provide investors with no assurance that we would generate any operating revenues or ever achieve profitable operations.

3.    We received an audit qualification opinion from our registered independent auditors, indicating their inability to obtain a discussion or evaluation from one of our outside legal counsel pertaining to any pending or threatened litigation.

One of our outside legal counsel prior to the Reverse Acquisition failed to respond to our request that he provide a letter to our registered independent auditors regarding material litigation, claims, and assessments, as well as pending or threatened litigation, claims, and assessments with respect to which such outside counsel may have been engaged. Due to such failure, our registered independent auditors were unable to obtain a discussion or evaluation from such outside legal counsel pertaining to any pending or threatened litigation and, accordingly, have qualified their audit report by excepting the effects of any adjustments as might have been determined to be necessary had they been able to obtain such discussion or evaluation.

4.    We received a going concern opinion from our registered independent auditors, indicating the possibility that we may not be able to continue to operate.

We had not yet established an ongoing source of revenues. Furthermore, we anticipated generating losses for the next 12 months. These factors raised substantial doubt that we would be able to continue operations as a going concern, and our registered independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period February 2, 2007, (inception) to December 31, 2007. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

5.    We planned to rely on third parties to develop, produce, package, sell, and market our products, which may place us at a competitive disadvantage.

We had no products or operations. We intended to retain third-party firms for the following purposes: we would locate and enter into agreements with one or more professional tea blending and packaging companies to develop our tea products and thereafter to produce our products; we would also locate and enter into agreements with distributors for the sale of our products and with third party logistics providers to provide order fulfillment services; and we would also locate and enter into an agreement with a web developer for the purpose of developing our website for direct sales of our products to consumers.

As a result, we expected to be dependent on any such third-party firms that we might engage. There was no assurance that we would be able to enter into contracts with any such third parties on terms that are favorable to us. If the third party breached the contract or did not have the ability, for financial or other reasons, to perform its obligations, we might not have been able to implement our business plan. Our reliance on third parties might have placed us at a competitive disadvantage.

6.    We depended upon our key personnel and they would be difficult to replace.

We believed that our success would depend on the continued employment of our senior management team. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our business would suffer. As we grow, we may expand our employee base to manage such growth. Competition for personnel, particularly for senior management personnel and employees with technical and sales expertise, is intense. The success of our business is dependent upon retaining and hiring suitable personnel.

7.    If we were unable to obtain additional funding, our business operations would be harmed. Even if we did obtain additional financing, our existing stockholders could suffer substantial dilution.

We expected to require additional funds to implement the business plan we had prior to the Reverse Acquisition. We anticipated that we will require a minimum of $305,000 to fund our planned activities for the next 12 months. Our inability to raise the required capital would restrict our ability to grow and might have reduced our ability to continue to conduct our business operations. If we were unable to obtain necessary financing, we would likely be required to curtail our development plans, which could have caused us to become dormant. Any additional equity financing might have involved substantial dilution to our then existing stockholders.

8.    We may not have been able to compete with current and potential competitors, some of whom had greater resources and experience than we did.

The tea industry is intensely competitive. We did not have the resources to compete with our existing competitors or with any new competitors. We competed with many providers of tea products which had significantly greater personnel, financial, and managerial resources than we did. This competition from other companies with greater resources and reputations may have resulted in our failure to maintain or expand our business.

9.    Our executive officers owned a majority of the outstanding shares of our common stock, and other stockholders may not have been able to influence control of the company or decision making by management of the company.

Immediately prior to the Reverse Acquisition, our executive officers owned, in the aggregate, 52.6% of our outstanding common stock. As a result, our executive officers had substantial control over all matters submitted to our stockholders for approval including the following matters: election of our Board of Directors; removal of any of our Directors; amendment of our Articles of Incorporation or Bylaws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us. Our other stockholders may have found that the corporate decisions influenced by our executive officers were inconsistent with the interests of other stockholders. In addition, our other stockholders may not have been able to change the Directors and officers, and were accordingly subject to the risk that management could not manage the affairs of the company as well as other candidates for such positions might be able.

Risks Relating to Our Common Shares Prior to the Reverse Acquisition

10.    We may, in the future, have issued additional common shares, which would reduce investors’ percent of ownership and might have diluted our share value.

Our Articles of Incorporation authorized the issuance of 100,000,000 shares of common stock, par value $0.001 per share, of which 3,800,000 shares were issued and outstanding, and 5,000,000 shares of preferred stock, par value $0.001 per share, of which no shares were issued and outstanding. The future issuance of common stock may have resulted in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may have valued any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have had the effect of diluting the value of the shares held by our investors, and might have had an adverse effect on any trading market for our common stock.

11.    Our common shares were subject to the ‘‘Penny Stock’’ Rules of the SEC and the trading market in our securities was limited, which made transactions in our stock cumbersome and may have reduced the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a ‘‘penny stock,’’ for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the ‘‘penny stock’’ rules. This may have made it more difficult for investors to dispose of our common stock and caused a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

12.    There was no current active trading market for our securities and if an active trading market did not develop, purchasers of our securities would have difficulty selling their shares.

Our common stock had been eligible to be traded on the Over-The-Counter Bulletin Board since November 20, 2007, under the ticker symbol WLTE. There has been no active trading in the Company’s securities and an active trading market in our securities may not develop or, if developed, may not be sustained. If for any reason our common stock were delisted from the Over-the-Counter Bulletin Board, or an active public trading market does not otherwise develop, holders of our common stock would have difficulty selling their common stock should they desire to do so.

13.    Because we did not intend to pay any cash dividends on our common stock, our stockholders would not be able to receive a return on their shares unless they sell them.

We intended to retain any future earnings to finance the development and expansion of our business. We did not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we paid dividends, our stockholders would not be able to receive a return on their shares unless the value of such shares appreciated and they sold them. There was no assurance that stockholders would be able to sell shares when desired.

14.    We may have issued shares of preferred stock in the future that may adversely impact the rights of holders of our common stock.

Our Articles of Incorporation authorized us to issue up to 5,000,000 shares of ‘‘blank check’’ preferred stock. Accordingly, our Board of Directors had the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our Board of Directors could have authorized the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we might have issued such additional shares of preferred stock, the rights of holders of our common stock could have been impaired thereby, including, without limitation, dilution of their ownership interests in us. In addition, shares of preferred stock could have been issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in the interest of holders of our common stock.

Item 2.    Description of Property.

Prior to the Reverse Acquisition, the Company leased its executive offices which consisted of approximately 100 square feet at 111 Castlewood Rd, N16 6DJ, UK, from the then President of the Company, free of charge. The Company believed that such office space was adequate for the foreseeable future. We did not have any policies regarding investments in real estate, securities, or other forms of property.

Item 3.    Legal Proceedings.

Prior to the Reverse Acquisition, there were no currently pending legal proceeding and, as far as we were aware, no governmental authority was contemplating any proceeding to which we were a party or to which any of our properties were subject.

Item 4.    Submission of Matters to a Vote of Security Holders.

During the period ending December 31, 2007, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since November 20, 2007, under the ticker symbol WLTE. There has been no active trading in the Company’s securities.

Holders

Immediately prior to the Reverse Acquisition, as of February 11, 2008, there were 3,800,000 common shares issued and outstanding, which were held by 55 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants, and other factors the Board considers relevant.

Equity Compensation Plans

We did not have any equity compensation plans until February 12, 2008, when we adopted our 2008 Equity Incentive Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 15, 2007, we issued 700,000 shares of our common stock to Israel Morgenstern, our President, Treasurer, and Director. The purchase price paid for such shares was equal to their par value, $0.001 per share, and amounted in the aggregate to $700. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Mr. Morgenstern was our founding officer and Director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On February 19, 2007, we issued 1,300,000 shares of our common stock to Svetlana Pojasnikova, our Corporate Secretary and a Director of the Company. The purchase price paid for such shares was equal to their par value, $0.001 per share, and amounted in the aggregate to $1,300. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Ms. Pojasnikova was a Director and officer of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

In a private placement conducted in March 2007 through May 2007, the Company sold 1,800,000 shares of its common stock, at a purchase price of $0.035 per share, pursuant to the exemptions from registration under the Securities Act provided by Regulation S of the Securities Act. The Company had fully subscribed the private placement and raised $63,000 in proceeds.

On September 10, 2007, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the ‘‘SEC’’) which was declared effective on September 24, 2007. This registration statement related to the registration of 1,800,000 shares of the Company’s common stock for resale by selling security holders. No proceeds of any such resales were to be received by the Company.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2007.

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

This Management’s Discussion and Analysis or Plan of Operations (‘‘MD&A’’) section of this Report discusses the results of operations, liquidity, and financial condition, and certain factors that may have affected the future results of our business prior to the Reverse Acquisition. You should read this MD&A in conjunction with our financial statements and accompanying notes included in this Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under ‘‘Risk Factors’’ or discussed elsewhere in this Report. Moreover, as a result of the Reverse Acquisition and our subsequent divestiture of the business and asset that we held prior to the Reverse Acquisition, this MD&A is not intended to describe our current operations, liquidity, or prospects.

Plan of Operation

Over the next 12 months, the Company intended to focus on the following activities:

•	the Company would locate and enter into agreements with one or more professional tea blending and packaging companies to develop its tea products and produce its products;

•	the Company would also locate and enter into agreements with distributors for the sale of its products to each of its market segments and with third-party logistics providers to provide order fulfillment services; and

•	the Company would also locate and enter into an agreement with a web developer for the purpose of developing its website for direct sales to consumers.

The Company estimated that it would require approximately $305,000 over the next 12 months in order to implement its planned activities. Such funds were expected to be needed for the following purposes:

Purpose	Amount
Web Site	$5,000
Marketing Study	50,000
Travel	50,000
Design	100,000
Printing	30,000
Inventory	70,000
Total	$305,000

Development of Products.    The Company had no products. It intended to develop specifications for its products and retain a professional tea blending and packaging company to develop, manufacture, and package products based on such specifications. The Company had not yet entered into any agreements with any such tea blending and packaging company.

The Company may thereafter have developed additional products by engaging consultants having expertise in tea blending. It would identify market needs in terms of flavors and preferred blends through market studies and surveys, and implement this information in proprietary blends and formulations developed by the consultants it may retain at such time.

Development of Packaging Design.    The Company also intended to focus over the next 12 months on developing appropriate packaging design for its future products. Such packaging design would serve an important role in brand positioning. The Company intended to design its packaging through professional packaging designers in order to develop a luxury high class design that would fit the Company’s positioning and attract prospective buyers. Special attention would have been given to the design of the pyramid tea bag and the box packaging of the luxury gift sets. The packaging design would allow foodservice customers to put their own label in addition to the Company’s brand name. The Company would offer its foodservice clients to co-design dedicated packaging subject to a long-term commercial agreement. The Company had not retained or otherwise entered into any agreements with any packaging designers or foodservice customers.

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS No. 157’’). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company prior to the Reverse Acquisition did not believe that this new pronouncement would have had a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).’’ This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company prior to the Reverse Acquisition did not believe that this new pronouncement would have had a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115’’ (‘‘SFAS No. 159’’), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company prior to the Reverse Acquisition did not believe that this new pronouncement would have had a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, ‘‘Business Combinations – Revised 2007’’ (‘‘SFAS No. 141R’’), which replaces FASB Statement No. 141, ‘‘Business Combinations.’’ SFAS 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, ‘‘Elements of Financial Statements – a replacement of FASB Concepts Statement No. 3.’’ This statement also requires the acquirer to recognized goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51’’ (‘‘SFAS No. 160’’), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Liquidity and Capital Resources

As of December 31, 2007, the Company had a cash balance of $20,081. The Company did not believe that such funds would be sufficient to fund its expenses over the next 12 months. While the Company raised $63,000 in a fully subscribed private placement conducted between March 2007 and May 2007, there could be no assurance that additional capital will be available to the Company. The Company had no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company had no such arrangements or plans in effect, its inability to raise funds for the above purposes would have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The financial statements contained herein have been prepared on a ‘‘going concern’’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to the financial statements, there was a significant risk that we would be unable to continue as a going concern. Our audited financial statements included in this Report for the period ended December 31, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

14

Audit Opinion Qualification.

The financial statements contained herein do not reflect any adjustments for any pending or threatened litigation that might have been determined to be necessary had our registered independent auditors been able to obtain a discussion or evaluation of pending or threatened litigation from one of our outside legal counsel prior to the Reverse Acquisition who failed to respond to our requests that he provide a routine and customary ‘‘audit letter’’ to such registered independent auditors.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements.

15

Item 7.    Financial Statements.

BROADWEBASIA, INC.
(FORMERLY WORLD OF TEA INC.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of BroadWebAsia, Inc. (Formerly World of Tea Inc.):

We have audited the accompanying balance sheet of BroadWebAsia, Inc. (formerly World of Tea Inc.) (a Delaware corporation in the development stage and formerly a Nevada corporation) as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the period ended December 31, 2007, and from inception (February 2, 2007) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to obtain a discussion or evaluation from one of the Company’s outside legal counsel pertaining to any pending or threatened litigation.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to obtain a discussion or evaluation of pending or threatened litigation from the Company’s outside legal counsel as discussed in the preceding paragraph, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of BroadWebAsia, Inc. (formerly World of Tea Inc.) as of December 31, 2007, and the results of its operations and its cash flows for the period ended December 31, 2007, and from inception (February 2, 2007) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2007, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/S/ Davis Accounting Group P.C.

Cedar City, Utah,
March 4, 2008.

BROADWEBASIA, INC.
(FORMERLY WORLD OF TEA INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTES 2 AND 7)
AS OF DECEMBER 31, 2007

2007
ASSETS
Current Assets:
Cash in bank	$20,081
Total current assets	20,081
Total Assets	$20,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – Trade	$2,464
Accrued liabilities	7,000
Total current liabilities	9,464
Total liabilities	9,464
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 3,800,000 shares issued and outstanding	3,800
Additional paid-in capital	61,200
(Deficit) accumulated during the development stage	(54,383)
Total stockholders’ equity	10,617
Total Liabilities and Stockholders’ Equity	$20,081

The accompanying notes to the financial statements are an integral part of this balance sheet.

BROADWEBASIA, INC.
(FORMERLY WORLD OF TEA INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTES 2 AND 7)
FOR THE PERIOD ENDED DECEMBER 31, 2007,
AND CUMULATIVE FROM INCEPTION (FEBRUARY 2, 2007)
THROUGH DECEMBER 31, 2007

	Period Ended December 31, 2007	Cumulative From Inception

Revenues	$—	$—

Expenses:
General and administrative –
Professional fees	49,730	49,730
Officers’ compensation paid by issued shares	2,000	2,000
Incorporation fees	498	498
Other	2,155	2,155
Total general and administrative expenses	54,383	54,383
(Loss) from Operations	(54,383)	(54,383)
Other Income (Expense)	—	—
Provision for Income Taxes	—	—
Net (Loss)	$(54,383)	$(54,383)
(Loss) Per Common Share:
(Loss) per common share – Basic and Diluted	$(0.02)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	3,317,658

The accompanying notes to the financial statements are an integral part of this statement.

BROADWEBASIA, INC.
(FORMERLY WORLD OF TEA INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (NOTES 2 AND 7)
FOR THE PERIOD FROM INCEPTION (FEBRUARY 2, 2007)
THROUGH DECEMBER 31, 2007

	Preferred stock		Common stock		Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Totals

Description	Shares	Amount	Shares	Amount
Balance – February 2, 2007	—	$—	—	$—	$—	$—	$—
Common stock issued for officers’ compensation	—	—	2,000,000	2,000	—	—	2,000
Common stock issued for cash	—	—	1,800,000	1,800	61,200	—	63,000
Net (loss) for the period	—	—	—	—	—	(54,383)	(54,383)
Balance – December 31, 2007	—	$—	3,800,000	$3,800	$61,200	$(54,383)	$10,617

The accompanying notes to the financial statements are an integral part of this statement.

BROADWEBASIA, INC.
(FORMERLY WORLD OF TEA INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED DECEMBER 31, 2007, AND
CUMULATIVE FROM INCEPTION (FEBRUARY 2, 2007)
THROUGH DECEMBER 31, 2007

	Period Ended December 31, 2007	Cumulative From Inception

Operating Activities:
Net (loss)	$(54,383)	$(54,383)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for officers’ compensation	2,000	2,000
Changes in net liabilities –
Accounts payable – Trade	2,464	2,464
Accrued liabilities	7,000	7,000
Net Cash (Used in) Operating Activities	(42,919)	(42,919)
Investing Activities:
Cash provided by investing activities	—	—
Net Cash Provided by Investing Activities	—	—
Financing Activities:
Issuance of common stock for cash	63,000	63,000
Net Cash Provided by Financing Activities	63,000	63,000
Net Increase in Cash	20,081	20,081
Cash – Beginning of Period	—	—
Cash – End of Period	$20,081	$20,081
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

BROADWEBASIA, INC.
(FORMERLY WORLD OF TEA INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

1.	Summary of Significant Accounting Policies

Basis of Presentation and Organization

BroadWebAsia, Inc. (Formerly World of Tea Inc.) (the ‘‘Company’’) is a Delaware corporation, formerly a Nevada corporation, in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Nevada on February 2, 2007. The business plan of the Company was to develop various tea and herbal blends, which offer consumers high health and flavor qualities. The Company intended to develop and differentiate its tea and herbal products based on four main qualities: (i) the taste and aroma qualities of long leaf tea; (ii) the extraction qualities of the nylon mesh pyramid tea bag; (iii) luxury packaging design and gift sets; and (iv) health qualities of its various tea types and blends. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

In March 2007, the Company began a capital formation activity through a Private Placement Offering (‘‘PPO’’), exempt from registration under the Securities Act of 1933, to raise up to $63,000 through the issuance of 1,800,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.035 per share. As of May 31, 2007, the Company had received $63,000 in proceeds from the PPO. The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (‘‘SEC’’) to register 1,800,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on September 10, 2007, and declared effective on September 24, 2007. The Company did not receive any of the proceeds from the sale of the shares of common stock pursuant to such Registration Statement.

On February 14, 2008, World of Tea Inc. and BroadWebAsia, Inc., a newly formed Delaware corporation, entered into an Agreement and Plan of Merger whereby World of Tea Inc. merged with and into BroadWebAsia, Inc., its wholly owned subsidiary, such that the entities became a single corporation named BroadWebAsia, Inc., which exists under, and is governed by, the laws of the State of Delaware. See Note 7.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2007.

BROADWEBASIA, INC.
(FORMERLY WORLD OF TEA INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS No.109’’). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of December 31, 2007, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

BROADWEBASIA, INC.
(FORMERLY WORLD OF TEA INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2007, and expenses for the period ended December 31, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

2.	Development Stage Activities and Going Concern

The Company was in the development stage, and had no operations as of December 31, 2007. The business plan of the Company was to develop various tea and herbal blends which offer consumers high health and flavor qualities. The Company intended to develop and differentiate its tea and herbal products based on four main qualities: (i) the taste and aroma qualities of long leaf tea; (ii) the extraction qualities of the nylon mesh pyramid tea bag; (iii) luxury packaging design and gift sets; and (iv) health qualities of its various tea types and blends.

During the period ended December 31, 2007, the Company was incorporated and commenced a capital formation activity to raise up to $63,000 from the sale of 1,800,000 shares of common stock through a PPO to various stockholders. As of May 31, 2007, the Company had raised $63,000 in proceeds from the PPO. The Company prepared a Registration Statement with respect to the resale of 1,800,000 shares of its common stock by certain selling stockholders on Form SB-2 which was filed with the SEC on September 10, 2007, and was declared effective on September 24, 2007. No proceeds were received by the Company from the sale of common stock by selling stockholders. The Company also intended to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

Following the end of the 2007 calendar year, on February 12, 2008, the Company entered into a Share Exchange Agreement, pursuant to which the Company acquired 100 percent of the outstanding capital stock of BroadWebAsia in exchange for 83,000,000 shares of its common stock. Thereafter, the Company disposed of its pre-Share Exchange assets and liabilities in exchange for the cancellation of 2,000,000 shares of the Company’s common stock that were held by the Company’s former officers and directors. See Note 7.

On February 14, 2008, World of Tea Inc. and BroadWebAsia, Inc. entered into an Agreement and Plan of Merger whereby World of Tea Inc. merged with and into BroadWebAsia, Inc., its wholly owned subsidiary, such that the entities became a single corporation named BroadWebAsia, Inc., which exists under, and is governed by, the laws of the State of Delaware. See Note 7.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2007, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

BROADWEBASIA, INC.
(FORMERLY WORLD OF TEA INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

On March 5, 2007, the Board of Directors of the Company approved a PPO, exempt from registration under the Securities Act of 1933, to raise up to $63,000 through the issuance of 1,800,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.035 per share. The PPO had an offering period of 180 days. As of May 31, 2007 the Company had fully subscribed the PPO and raised a total of $63,000 in proceeds.

The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the SEC to register 1,800,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on September 10, 2007, and declared effective on September 24, 2007. The Company did not receive any of the proceeds from the sale of the shares of common stock pursuant to such registration statement.

4.	Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2007, were as follows (assuming a 15% effective tax rate):

	Period Ended December 31, 2007	Cumulative from Inception
Current Tax Provision:
Federal –
Taxable income	$—	$—
Total current tax provision	$—	$—
Deferred Tax Provision:
Federal –
Loss carryforwards	$8,157	$8,157
Change in valuation allowance	(8,157)	(8,157)
Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of December 31, 2007, as follows:

2007
Loss carryforwards	$8,157
Less – Valuation allowance	(8,157)
Total net deferred tax assets	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2007 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2007, the Company had approximately $54,383 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

BROADWEBASIA, INC.
(FORMERLY WORLD OF TEA INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS No. 157’’). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)’’ (‘‘SFAS No. 158’’). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115’’ (‘‘SFAS No. 159’’), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall

BROADWEBASIA, INC.
(FORMERLY WORLD OF TEA INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, ‘‘Business Combinations – Revised 2007’’ (‘‘SFAS No. 141R’’), which replaces FASB Statement No. 141, ‘‘Business Combinations.’’ SFAS 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, ‘‘Elements of Financial Statements – a replacement of FASB Concepts Statement No. 3.’’ This statement also requires the acquirer to recognized goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51’’ (‘‘SFAS No. 160’’), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

BROADWEBASIA, INC.
(FORMERLY WORLD OF TEA INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

7.    Subsequent Events

On February 12, 2008, the Company entered into a Share Exchange Agreement (the ‘‘Exchange Agreement’’) by and among the Company, BroadWebAsia, Inc., a British Virgin Islands company (‘‘BroadWebAsia’’), and shareholders holding all of the outstanding capital stock of BroadWebAsia (the ‘‘Shareholders’’). Pursuant to the Exchange Agreement, the Company acquired 100 percent of the outstanding capital stock of BroadWebAsia, which amounted to 11,495,000 shares, in exchange for 83,000,000 shares of its common stock. The Exchange Agreement caused BroadWebAsia to become a wholly owned subsidiary of the Company.

At the closing of the Share Exchange, each ordinary share of BroadWebAsia issued and outstanding immediately prior to the closing of the Share Exchange was converted into the right to receive 7.22053066550674 shares of the Company’s common stock, and each option and warrant to purchase BroadWebAsia’s common stock was exchange on the same basis into, respectively, an option or warrant to purchase the Company’s common stock. An aggregate of 83,000,000 shares of the Company’s common stock were issued to the former holders of BroadWebAsia’s common stock, and an aggregate of 7,596,292 shares of the Company’s common stock were reserved for issuance upon exercise of options issued in the Share Exchange. In addition, the Company exchanged warrants to purchase the Company’s common stock for warrants to purchase ordinary shares of BroadWebAsia. Several of such warrants are exercisable to purchase a number of shares equal to $850,000 divided by 75% of the per share price received in the next financing or series of related financings in which the Company sells shares of common stock or securities convertible into common stock for an aggregate sale price of not less than $1,000,000 (the ‘‘Triggering Financing’’), for an aggregate exercise price of $850,000. The other warrant is exercisable to purchase a number of shares equal to $300,000 divided by 100% of the per share price received in the Triggering Financing, for an aggregate exercise price of $300,000.

Upon the closing of the Share Exchange, the size of the Board of Directors of the Company was increased from two to three directors and, simultaneously: Israel Morgenstern and Svetlana Pojasnikova resigned as officers and Directors; Brad Greenspan was appointed as Chairman of the Board of Directors; Peter Schloss was appointed as President, Chief Executive Officer, Chief Financial Officer, and Director; and James Yacabucci was appointed as Chief Operating Officer and Director.

On February 12, 2008, the Company created a wholly owned subsidiary, WOT Holdings, Inc., a Delaware corporation, (‘‘WOT Holdings’’). 1,000 of the 3,000 shares of common stock authorized, par value $0.001 per share, were issued to the Company on said date.

Immediately following the Share Exchange, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-Share Exchange assets and liabilities to its wholly owned subsidiary, WOT Holdings. Thereafter, pursuant to a stock purchase agreement, the Company transferred all of the outstanding capital stock of WOT Holdings to Israel Morgenstern and Svetlana Pojasnikova, the former officers and Directors of the Company, in exchange for cancellation of an aggregate of 2,000,000 shares of the Company’s common stock held by such persons (the ‘‘Split-Off’’), which left 1,800,000 shares of the Company’s common stock held by persons who were stockholders of the Company prior to the Share Exchange. These 1,800,000 shares of common stock constituted the Company’s ‘‘public float’’ prior to the Share Exchange that would continue to represent the shares of Holdings’ common stock eligible for resale without further registration by the holders thereof, until such time as the applicability of Rule 144 or other exemption from registration under the Securities Act of 1933, as amended (the ‘‘Securities Act’’), or the effectiveness of a further registration statement under the Securities Act, permits additional sales of issued shares.

BROADWEBASIA, INC.
(FORMERLY WORLD OF TEA INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

As a result of the Share Exchange and the Split-Off, the Shareholders became the beneficial owners of approximately 97.8% of the Company’s outstanding common stock, in the aggregate.

On February 14, 2008, the World of Tea Inc. and BroadWebAsia, Inc. entered into an Agreement and Plan of Merger whereby the World of Tea Inc. merged with and into BroadWebAsia, Inc., its wholly owned subsidiary, such that the entities became a single corporation named BroadWebAsia, Inc., which exists under, and is governed by, the laws of the State of Delaware.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).    Controls and Procedures.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered independent auditors due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 8B.	Other Information.

Share Exchange and Split-Off.

On February 12, 2008, we entered into a Share Exchange Agreement (the ‘‘Exchange Agreement’’) by and among us, BroadWebAsia, Inc., a British Virgin Islands company (‘‘BroadWebAsia’’), and shareholders holding all of the outstanding capital stock of BroadWebAsia (the ‘‘Shareholders’’). Upon closing of the transaction contemplated under the Exchange Agreement (the ‘‘Share Exchange’’), on February 12, 2008, the shareholders of BroadWebAsia agreed to transfer all of the shares of the capital stock of BroadWebAsia held by them, constituting all of the issued and outstanding stock of BroadWebAsia, to us in exchange for 83,000,000 newly issued shares of common stock of The Company. Such share exchange caused BroadWebAsia to become our wholly owned subsidiary.

Pursuant to the terms and conditions of the Exchange Agreement:

•	At the closing of the Share Exchange, each ordinary share of BroadWebAsia issued and outstanding immediately prior to the closing of the Share Exchange was converted into the right to receive 7.22053066550674 shares of our common stock, and each option and warrant to purchase BroadWebAsia’s common stock was exchanged on the same basis into, respectively, an option or warrant to purchase our common stock. An aggregate of 83,000,000 shares of our common stock were issued to the former holders of BroadWebAsia’s common stock, and an aggregate of 7,596,292 shares of our common stock were reserved for issuance upon exercise of options issued in the Share Exchange, respectively. In addition, we exchanged warrants to purchase our common stock for warrants to purchase ordinary shares of BroadWebAsia. Several of such warrants are exercisable to purchase a number of shares equal to $850,000 divided by 75% of the per share price received in the next financing or series of related financings in which we sell shares of common stock or securities convertible into common stock for an aggregate sale price of not less than $1,000,000 (the ‘‘Triggering Financing’’), for an aggregate exercise price of $850,000. The other warrant is exercisable to purchase a number of shares equal to $300,000 divided by 100% of the per share price received in the Triggering Financing, for an aggregate exercise price of $300,000.

•	Upon the closing of the Share Exchange, the size of our Board of Directors was increased from two to three Directors; Israel Morgenstern and Svetlana Pojasnikova resigned as our officers and Directors; and Brad Greenspan, Peter Schloss, and James Yacabucci were appointed to our Board of Directors. Simultaneously with the Share Exchange, we appointed the previous officers of BroadWebAsia as our new officers.

•	Immediately following the Share Exchange, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, we transferred all of our pre-Share Exchange assets and liabilities to our wholly owned subsidiary, WOT Holdings, Inc., a Delaware corporation (‘‘SplitCo’’). Thereafter, pursuant to a stock purchase agreement, we transferred all of the outstanding capital stock of SplitCo to Israel Morgenstern and Svetlana Pojasnikova, our former officers and Directors, in exchange for cancellation of an aggregate of 2,000,000 shares of our common stock held by such persons (the ‘‘Split-Off’’), which left 1,800,000 shares of our common stock held by persons who were our stockholders prior to the Share Exchange. These 1,800,000 shares constituted our ‘‘public float’’ prior to the Share Exchange that will continue to represent the shares of our common stock eligible for resale without further registration by the holders thereof, until such time as the applicability of Rule 144 or other exemption from registration under the Securities Act of 1933, as amended (the ‘‘Securities Act’’), or the effectiveness of a further registration statement under the Securities Act, permits additional sales of issued shares.

The foregoing description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Current Report on Form 8-K that we filed on February 12, 2008, which is incorporated herein by reference.

Following the closing of the Share Exchange and our cancellation of 2,000,000 shares in the Split-Off, there were 84,825,000 shares of our common stock issued and outstanding. Approximately 97.8% of such shares were held by the former shareholders of BroadWebAsia.

In connection with the Share Exchange, each holder of options and warrants to purchase ordinary shares of BroadWebAsia exchanged such BroadWebAsia options and warrants for options and warrants to purchase shares of our common stock. Specifically, at the time of the Share Exchange, BroadWebAsia had outstanding stock options to purchase an aggregate of approximately 1,052,039 of its ordinary shares, warrants to purchase a number of ordinary shares equal to $850,000 divided by 75% of the per share price received in the Triggering Financing, and a warrant to purchase a number of ordinary shares equal to $300,000 divided by 100% of the per share price received in the Triggering Financing. All such outstanding options and warrants were exchanged for stock options to purchase an aggregate of 7,596,292 shares of our common stock, warrants to purchase a number of shares of our common stock equal to $850,000 divided by 75% of the per share price received in the Triggering Financing, and warrants to purchase a number of shares of our common stock equal to $300,000 divided by 100% of the per share price received in the Triggering Financing. The terms of our stock options and warrants issued in the Share Exchange were substantially similar to the terms of the BroadWebAsia stock options and warrants outstanding prior to such Share Exchange, except that exercise price and number of shares issuable upon exercise thereof were proportionally adjusted to reflect the exchange ratio in the Share Exchange.

We have adopted, and our stockholders have approved, an equity incentive plan and reserved 12,723,750 shares of its common stock for issuance as incentive awards to officers, Directors, employees, and other qualified persons in the future. We have not yet granted any awards under such plan.

Changes to our Board of Directors and Executive Officers.

Upon the closing of the Share Exchange, the size of our Board of Directors was increased from two to three Directors; Israel Morgenstern and Svetlana Pojasnikova resigned as our officers and Directors; and Brad Greenspan, Peter Schloss, and James Yacabucci were appointed to our Board of Directors. Simultaneously with the Share Exchange, we appointed the previous officers of BroadWebAsia as our new officers.

All Directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the Board of Directors and serve at the discretion of the Board.

Accounting Treatment.

The Share Exchange is being accounted for as a reverse acquisition and recapitalization. BroadWebAsia is the acquiror for accounting purposes and the Company is the acquired company. Accordingly, BroadWebAsia’s historical financial statements for periods prior to the acquisition become those of the registrant retroactively restated for, and giving effect to, the number of shares received in the Share Exchange. The accumulated deficit of BroadWebAsia is carried forward after the acquisition. Operations reported for periods prior to the Share Exchange are those of BroadWebAsia. Earnings per share for the periods prior to the Share Exchange are restated to reflect the equivalent number of shares outstanding.

Description of BroadWebAsia.

BroadWebAsia was formed in the British Virgin Islands on November 22, 2005, to operate various Chinese language websites engaged in online video and other entertainment, social networking, and search services.

After the Share Exchange, we succeeded to the business of BroadWebAsia as our sole line of business.

BroadWebAsia currently has the following subsidiaries:

•	BWA Management Consulting (Shanghai) Co., Ltd., a PRC company (‘‘BWA Shanghai’’);

•	BBMAO, Inc., a BVI company (‘‘BBMAO BVI’’); and

•	Accumo HK Limited, a Hong Kong company (‘‘BBMAO HK’’).

BroadWebAsia also currently has an equity joint venture Shandong Yinguang Internet Technology Co., Ltd., a PRC company (‘‘9E3 JV’’). BWA Shanghai, which is wholly owned by BroadWebAsia, was formed on March 20, 2007, for the purpose of entering into various commercial arrangements with Chinese companies that provide Internet services in China. BBMAO BVI, which is 65% owned by BroadWebAsia, and BBMAO HK, which is a wholly owned subsidiary of BBMAO BVI, were formed in August 2005 to serve as holding companies. 9E3 JV was formed pursuant to a joint venture contract with 9E3 and its founders which was executed on December 4, 2006, and became effective for accounting purposes on November 14, 2007.

The description of BroadWebAsia contained herein is incomplete and the more detailed description of BroadWebAsia included in our Current Report on Form 8-K filed February 12, 2008, is incorporated herein by reference.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers Prior to the Reverse Acquisition

Set forth below are the names, ages, and present principal occupations or employment, and material occupations, positions, offices, or employments for the past five years of our Directors and executive officers immediately prior to the Reverse Acquisition.

Name and Business Address	Age	Position
Israel Morgenstern	30	President, Treasurer, and Director
Svetlana Pojasnikova	29	Secretary and Director

Biographies

Israel Morgenstern had been our Director, President, and Treasurer since joining the Company on February 15, 2007. Mr. Morgenstern has been active in developing start-up businesses throughout his career. Presently, he is the Manager of Shaked, an air conditioning company in London, England. He has been with Shaked since January 2006. In his present position he is responsible for marketing and distributing air conditioning systems for home and commercial use. Prior to this position, Mr. Morgenstern was the manager of Yad Vaezer, a non-profit organization for disabled persons. Mr. Morgenstern was responsible for the day-to-day operations of Yad Vaezer and was in this position from December 2005 to June 2007.

Svetlana Pojasnikova joined the Company on February 19, 2007. Ms. Pojasnikova is a citizen of Latvia and has extensive marketing experience. Presently, she is self-employed working in sales of used automobiles. She has been self employed in this position since 2005.  From 2005 to 2007, she was the sales manager at Oasis Ltd., which dealt in import /distribution and sales of textiles to the local fashion industry. Prior to this position, Ms. Pojasnikova studied computer technology at the Riga Technology University.

There were no familial relationships among any of our officers or Directors. None of our Directors or officers was a director in any other reporting companies. None of our Directors or officers had been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or Directors prior to the Reverse Acquisition, or any associate of any such officer or Director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each Director of the Company served for a term of one year or until the successor is elected at the Company’s annual stockholders’ meeting and is qualified, subject to removal by the Company’s stockholders. Each officer served at the pleasure of the Board of Directors for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

Involvement in Certain Legal Proceedings

We are not aware of any material legal proceedings that have occurred within the past five years concerning any Director, Director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative, or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Auditors; Code of Ethics; Financial Expert

Our principal registered independent auditor is Davis Accounting Group P.C.

We did not have a Code of Ethics applicable to our principal executive, financial, and accounting officers. We did not have a ‘‘financial expert’’ on the Board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we did not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees were performed by our Directors. The Board of Directors had not established an audit committee and did not have an audit committee financial expert, nor had the Board established a nominating committee. The Board was of the opinion that such committees were not necessary since the Company had only two Directors, and to date, such Directors had been performing the functions of such committees. Thus, there was a potential conflict of interest in that our Directors and officers had the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of such executive officers or Directors.

Directors and Executive Officers Following the Reverse Acquisition

The following persons became our executive officers and Directors on February 12, 2008, upon the closing of the Reverse Acquisition, and hold the positions set forth opposite their respective names. In addition, for purposes of preparing and filing this Annual Report on Form 10-KSB, our Board of Directors appointed our former President, Treasurer and Director, Israel Morgenstern, as our Acting Principal Executive, Financial and Accounting Officer effective until the filing of this Annual Report on Form 10-KSB.

Name	Age	Position
Brad Greenspan	34	Chairman
Peter Schloss	47	President, Chief Executive Officer, Chief Financial Officer, and Director
James E. Yacabucci, Jr.	44	Chief Operating Officer and Director
Choo Kiam	35	Chief Executive Officer of BBMAO BVI, BBMAO HK, and BBMAO
Ruiming Xu	19	Chief Executive Officer of 9E3

Our Directors hold office until the earlier of their death, resignation, or removal or until their successors have been qualified. Our officers are elected annually by, and serve at the pleasure of, our Board of Directors.

Biographies

BRAD GREENSPAN.    Mr. Greenspan became the Chairman of the Company on February 12, 2008, in connection with the Reverse Acquisition. Mr. Greenspan has served as the Chairman of BroadWebAsia since November 2005. Mr. Greenspan has also been Chairman/CEO of LiveUniverse, a U.S. Internet company, since January 2005. Prior to this, Mr. Greenspan served as the Chairman and CEO of Intermix, the parent Company of MySpace, Flowgo, and Skilljam, from April 1999 to October 2003, and as the President of Palisades Capital, a merchant investment bank from 1996 to 1998. Mr. Greenspan has also served as the non-executive Chairman of Borba LLC, a manufacturer of skincare products, since February 2005. Mr. Greenspan received his BA in Political Science from the University of Los Angeles in 1996.

PETER SCHLOSS.    Mr. Schloss became the Company’s President, Chief Executive Officer, Chief Financial Officer, and a member of the Board of Directors on February 12, 2008, in connection with the Reverse Acquisition. He has served as the President, Chief Executive Officer, and Chief Financial Officer of BroadWebAsia since October 1, 2007. Prior to joining BroadWebAsia, Mr. Schloss served as an executive Director and Chief Legal Officer of TOM Online Inc. from September 2005 to September 2007, and as its Executive Director and Chief Financial Officer from December 2003 to September 2005. Prior to joining TOM Online, Mr. Schloss served as Managing Director of Mediavest Limited from 2001 to 2003, and as Managing Director of ING Barings and head of its Asia Media, Internet, and Technology Group from 1999 to 2001. Mr. Schloss has also served as an Independent Director of Giant Interactive Group Inc. since November 2007. Mr. Schloss holds a B.A. in Political Science and a J.D. from Tulane University.

JAMES E. YACABUCCI, JR.    Mr. Yacabucci became the Company’s Chief Operating Officer and a member of the Board of Directors on February 12, 2008, in connection with the Reverse Acquisition. He has served in the same capacity for, and as a Director of, BroadWebAsia since November 2006. Mr. Yacabucci has over 20 years experience in technology executive management and product development. Prior to joining BroadWebAsia, Mr. Yacabucci served as Managing Director of Voltage Capital from September 2005 to October 2006, where he managed Mr. Greenspan’s merchant banking operation. Prior to this, Mr. Yacabucci is the founder, and served from 1995 to 1999 as the CEO and Chief Technology Officer of Xtiva, a provider of eBusiness enterprise incentive management and compensation systems for brokerage firms. Mr. Yacabucci remains a Director and significant shareholder of Xtiva. From time to time, Mr. Yacabucci uses ‘‘Iacabucci’’ as an alternative spelling of his surname.

CHOO KIAM.    Mr. Kiam was the founder of our subsidiary BBMAO, and has served as the Chief Executive Officer of BBMAO BVI and BBMAO since 2005, and as the Chief Executive Officer of BBMAO HK since 2003. Prior to this, Mr. Kiam worked at Xerox PARC, a research and development company, from 2002 to 2003, where he did groundbreaking research on applied statistical methods for artificial intelligence. From 2001 to 2002, Mr. Kiam was employed by Verity, Inc., a provider of infrastructure software, where he made significant contributions to many search engine-related products. Kiam has authored several papers and patents on artificial intelligence and search technologies. He holds a Masters’ degrees in both physics and computer science from the University of Toronto.

RUIMING XU.    Mr. Ruiming Xu is the founder of our joint venture partner 9e3 ICP and has served as the Chief Executive Officer of 9e3 ICP since 2006. During this period, Mr. Xu has overseen the founding of 200 flash studios and 155 internet safety organizations, and the investment and management of around 5000 personal internet websites with 12 million independent visitors every each month.

Except as noted above, there are no other agreements or understandings for any of our executive officers or Directors to resign at the request of another person and no officer or Director is acting on behalf of nor will any of them act at the direction of any other person.

Board Composition and Committees

Our Board of Directors is currently composed of three members, Brad Greenspan, James Yacabucci, and Peter Schloss. All Board action requires the approval of a majority of the Directors in attendance at a meeting at which a quorum is present. We intend to increase the size of our Board of Directors in the future but have not determined the approximate time to take such action.

We currently do not have standing audit, nominating or compensation committees. Our entire Board of Directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee, and a compensation committee of the Board of Directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies, and our system of internal controls. The nominating committee would be primarily responsible for nominating Directors and setting policies and procedures for the nomination of Directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

Our Board of Directors has not made a determination as to whether any member of our Board is an audit committee financial expert. Upon the establishment of an audit committee, the Board will determine whether any of the Directors qualify as an audit committee financial expert.

Director Compensation

We have not paid our Directors fees in the past for attending scheduled and special meetings of our Board of Directors and we have no standard arrangement pursuant to which any Director is compensated for his or her services in such capacity. In the future, when independent Directors are appointed to our Board, we may adopt a policy of paying independent Directors for their services as independent Directors.

We do, however, reimburse Directors for reasonable travel expenses related to attendance at Board of Directors and committee meetings.

Family Relationships

There are no family relationships among our Directors or officers.

Code of Ethics

We have not yet adopted a code of ethics; however we intend to adopt one in the near future.

Involvement in Certain Legal Proceedings

We may become involved in lawsuits and legal proceedings arising from the ordinary course of our business. This may adversely affect or harm our business. Except as described below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition, or operating results.

To the best of our knowledge, none of our Directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in ‘‘Certain Relationships and Related Transactions,’’ none of our Directors, Director nominees, or executive officers has been involved in any transactions with us or any of our Directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Item 10.	Executive Compensation.

Compensation Prior to the Reverse Acquisition From our incorporation on February 2, 2007, until the Reverse Acquisition on February 12, 2008, we had not paid any compensation to our Directors or officers in consideration for their services rendered to our Company in their capacity as such. We had no employment agreements with any of our Directors or executive officers. We had no pension, health, annuity, bonus, insurance, stock options, profit sharing, or similar benefit plans.

Grants of Stock Options and Stock Appreciation Rights

From our incorporation on February 2, 2007, until the Reverse Acquisition on February 12, 2008, no stock options or stock appreciation rights had been granted to any of our Directors or executive officers.

Option/ SAR Exercises

From our incorporation on February 2, 2007, until the Reverse Acquisition on February 12, 2008, none of our Directors or executive officers had been issued any stock options or stock appreciation rights, and none of them held unexercised stock options.

Long Term Incentive Plan Awards

Prior to the Reverse Acquisition, the Company had no long-term incentive plans.

Compensation of Directors

Prior to the Reverse Acquisition, our Directors did not receive compensation for their services as Directors.

Employment Contracts

Prior to the Reverse Acquisition, there were no employment agreements between the Company and any of its Directors or executive officers.

Executive Compensation After Giving Effect to the Reverse Acquisition

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the following persons for services rendered in all capacities during the noted periods: (i) each person serving as the chief executive officer of the Company or BroadWebAsia at any time during the fiscal year ended December 31, 2007; (ii) and any other executive officers of the Company or BroadWebAsia whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Peter Schloss	2007	45,750	—	—	49,250	95,000
President, Chief Executive Officer, and Chief Financial Officer(1)
Israel Morgenstern	2007	—	—	—	—	—
Former President and Treasurer of the Company(2)
Daniel Yeh	2007	145,171				145,171
Former President and Chief Executive Officer of BroadWebAsia(3)	2006	109,166	—	—	—	109,166
James Yacabucci	2007	96,000	—	—	—	96,000
Chief Operating Officer(5)	2006	8,000	—	—	—	8,000

(1)	On February 12, 2008, in connection with the Share Exchange, Mr. Schloss became the Chief Executive Officer and Chief Financial Officer of the Company. Mr. Schloss had served in the same capacities for BroadWebAsia beginning in September 2007. The annual, long term, and other compensation shown in this table includes the amount Mr. Schloss received from BroadWebAsia prior to the consummation of the reverse acquisition. In addition to Mr. Schloss’ annual base salary of $193,000, he is entitled to receive a various allowances valued at an aggregate of approximately $197,000. Mr. Schloss is also entitled to participate in the Company’s executive bonus program. These bonuses are granted at the sole discretion of the Board of Directors. During 2007, Mr. Schloss received options that were exchanged in the Share Exchange for options to purchase 3,372,500 shares of our common stock. The options will vest with respect to 25% of the total number of shares granted on October 1, 2008, and then vest in equal monthly installments over the following three year period. No value has been assigned to Mr. Schloss’s options for 2007.
(2)	Mr. Morgenstern served as the President and Treasurer of the Company from February 15, 2007, through the closing of the Share Exchange. Mr. Morgenstern received no compensation from the Company for such services.
(3)	Mr. Yeh served as the President and Chief Executive Officer of BroadWebAsia from September 2005 until September 2007. The annual, long term, and other compensation shown in this table includes the amount Mr. Yeh received from BroadWebAsia prior to the consummation of the reverse acquisition.
(5)	On February 12, 2008, in connection with the Share Exchange, Mr. Yacabucci became the Chief Operating Officer of the Company. Mr. Yacabucci had served in the same capacities for BroadWebAsia beginning in November 2006. The annual, long term, and other compensation shown in this table includes the amount Mr. Yacabucci received from BroadWebAsia prior to the consummation of the reverse acquisition. Mr. Yacabucci’s annual base salary is currently $96,000. Upon the occurrence of the closing of our next financing, Mr. Yacabucci’s base salary will increase to $180,000 per annum. Upon the effective date of Mr. Yacabucci’s employment contract, he was issued 345,000 shares of BroadWebAsia’s capital stock which were exchanged for 2,024,380 shares of our common stock in the Share Exchange. We have the right to repurchase such shares at a price of approximately $0.0001704 per share. The shares will fully vest 45 months from their issuance, and our right to repurchase the shares shall expire with respect to one-sixteenth of such shares on each February 1, May 1, August 1, and November 1 commencing with February 1, 2007 and concluding with November 1, 2010. In addition, on November 13, 2007, BroadWebAsia granted Mr. Yacabucci options that were exchanged in the Share Exchange for stock options to purchase an aggregate of 687,990 shares of our common stock. Such options vested immediately with respect to 89,706 shares, will vest in 12 equal quarterly installments with respect to another 176,720 shares and will vest in 16 equal quarterly installments with respect to the remaining 421,564 shares, in each case commencing February 13, 2008. No value was assigned to Mr. Yacabucci’s restricted stock or options for 2007. The closing of the Share Exchange was a milestone the achievement of which entitled Mr. Yacabucci to a bonus of up to $60,000.

Outstanding Equity Awards at Fiscal Year End

None of our named executive officers received any equity-based awards, including options, restricted stock, or other equity incentives, during the fiscal year ended December 31, 2007, nor do we provide retirement benefits (other than the state pension scheme in which all of our employees in China are required to participate), or severance or change of control benefits to our named executive officers.

Employment Agreements

On September 18, 2007, Peter Schloss, our Chief Executive Officer and Chief Financial Officer, entered into an employment agreement with our subsidiary BroadWebAsia pursuant to which BroadWebAsia agreed to pay him an annual base salary of $193,000, as consideration for performance of his duties as Chief Executive Officer of BroadWebAsia. In addition to Mr. Schloss’ base salary; he is entitled to receive a $10,000 home leave allowance, a $20,000 automobile allowance, a $45,000 tuition allowance, and a $72,000 housing allowance. Mr. Schloss is also entitled to participate in our executive bonus program. These bonuses are granted at the sole discretion of our Board of Directors. Mr. Schloss is also entitled to an annual tax equalization payment, by which we will pay on his behalf any personal income taxes which Mr. Schloss is required to pay in China, less the personal income tax he would be required to pay if (i) he were residing in Hong Kong, (ii) he was receiving the compensation provided by his employment agreement, and (iii) his compensation was subject to Hong Kong personal income tax. The tax equalization payment is estimated to be equal to $50,000 per year, although it may be more or less. Pursuant to his employment agreement Mr. Schloss was also entitled to receive stock options for the purchase of a number of shares of common stock equal to 3% of BroadWebAsia’s outstanding common stock and in fact receive stock options to purchase 3,372,500 shares of our common stock (after giving effect to the Share Exchange). The options will vest with respect to 25% of the total number of shares granted on October 1, 2008, and then vesting in equal monthly installments over the following three year period. The initial term of Mr. Schloss’ employment agreement is one year, and will thereafter automatically renew until terminated upon three months notice by either party. The initial term of Mr. Schloss’s employment is for one year, after which his employment shall be ‘‘at will.’’ During the initial term, Mr. Schloss may only be terminated by us for cause. Thereafter, we must either give Mr. Schloss three months written notice of termination, or pay him three months of base salary plus allowances, in order to terminate his employment. For a six-month period following Mr. Yacabucci’s termination, he will not divert, take away, or attempt to take away any customer or business partner of the Company who has been a customer or a partner within one year prior to the termination.

On January 31, 2007, James Yacabucci, our Chief Operating Officer, entered into an employment agreement with our subsidiary BroadWebAsia pursuant to which BroadWebAsia agreed to pay Mr. Yacabucci an annual base salary of $96,000. Upon the occurrence of the closing of a financing greater than or equal to $5,000,000, Mr. Yacabucci’s base salary will increase to $150,000 per annum. Upon the effective date of Mr. Yacabucci’s employment contract, he was issued 345,000 shares of BroadWebAsia’s capital stock which were exchanged for 2,024,380 shares of our common stock in the Share Exchange. We have the right to repurchase such shares at a price of approximately $0.0001704 per share. The shares will fully vest 45 months from their issuance, and our right to repurchase the shares shall expire with respect to one-sixteenth of such shares on each February 1, May 1, August 1, and November 1 commencing with February 1, 2007, and concluding with November 1, 2010. In addition, on November 13, 2007, BroadWebAsia granted Mr. Yacabucci options that were exchanged in the Share Exchange for stock options to purchase an aggregate of 687,990 shares of our common stock. Such options vested immediately with respect to 89,706 shares, will vest in 12 equal quarterly installments with respect to another 176,720 shares and will vest in 16 equal quarterly installments with respect to the remaining 421,564 shares. The initial term of Mr. Yacabucci’s employment agreement is one year, and shall thereafter automatically renew for successive three-month periods until terminated upon 30 days notice by either party. Upon termination by us for ‘‘cause’’ (as defined in our employment agreement with Mr. Yacabucci), Mr. Yacabucci will be entitled to receive his salary through the date of his termination. In the event of a termination by us without cause, Mr. Yacabucci is entitled to receive his then salary for a period of six months, as severance. In such case, we will also be responsible for, during the severance period, any major medical, hospitalization, and health benefits, if any, covering the Mr. Yacabucci prior to his termination. For a six-month period following Mr. Yacabucci’s termination, he will not divert, take away, or attempt to take away any customer or business partner of the Company who has been a customer or a partner within one year prior to the termination.

2008 Equity Incentive Plan

We have adopted the World of Tea Inc. 2008 Equity Incentive Plan, pursuant to which 12,723,750 shares of our common stock are reserved for issuance as awards to employees, Directors, consultants, and other service providers.

Director Compensation

There have been no fees earned or paid in cash for services to our Directors for their services as Directors of the Company. No stock or stock options or other equity incentives were awarded to our Directors during the fiscal year ended December 31, 2007, nor has any member of our Board of Directors received stock, stock options, or other equity incentives since the end of the fiscal year ended December 31, 2007. We do not have non-equity incentive or a deferred compensation plan in which our Directors may participate.

We expect that we will retain independent Directors in the near future. Once we do so, we expect that we will pay those Directors a fee for their services as our Directors.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

Prior to the Reverse Acquisition

The following table lists, as of immediately prior to the Reverse Acquisition, the number of shares of common stock of the Company that were beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and Director of the Company; and (iii) all officers and Directors as a group.

The percentages below are calculated based on 3,800,000 shares of our common stock issued and outstanding as of February 11, 2008. We did not then have any outstanding options, warrants, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o WOT Holdings, Inc., 111 Castlewood Rd, N16 6DJ, UK.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Israel Morgenstern	Common	700,000	18.4%
Svetlana Pojasnikova	Common	1,300,000	34.2%
Directors and Officers as a Group (2 persons)	Common	2,000,000	52.6%

All of the 2,000,000 shares held by Mr. Morgenstern and Ms. Pojasnikova were cancelled in connection with the Reverse Acquisition.

Following the Reverse Acquisition

The following tables set forth certain information as of February 20, 2008, regarding the beneficial ownership of our common stock, taking into account the consummation of the Reverse Acquisition and the Split-Off, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) each executive officer; (iii) each Director; and (iv) all of our executive officers and Directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o BroadWebAsia, Inc., 9255 Sunset Boulevard, Suite 1010, West Hollywood, California 90069.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Outstanding Beneficially Owned(2)
Brad Greenspan	76,357,112		90.0%
Daniel Yeh	4,151,805		4.9%
Peter Schloss	—	(3)	*
James Yacabucci	2,652,014	(4)	3.1%
Choo Kiam	—		*
Ruiming Xu	—		*
All executive officers and Directors as a group (five persons)	79,009,126	(5)	93.0%

*	Represents less than 1%.
(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children, and relatives sharing the same home, as well as entities owned or controlled by the named beneficial owner.
(2)	Based on 84,825,000 shares of our common stock outstanding immediately following the Share Exchange and the Split-Off.
(3)	Does not include 4,150,000 shares of our common stock issuable upon exercise of options granted to Mr. Schloss that vest with respect to 1,037,500 on October 1, 2008, and thereafter vest in equal monthly installments over the following three-year period.

(4)	Includes 2,491,083 shares of restricted stock granted pursuant to a Restricted Stock Agreement between BroadWebAsia and Mr. Yacabucci and options to purchase an aggregate of 160,931 shares of our common stock that will vest within 60 days of February 20, 2008. Does not include options to purchase an aggregate of 685,669 shares of our common stock that will not vest for more than 60 days after February 20, 2008.
(5)	Does not include shares beneficially owned by Daniel Yeh, who was never an officer or director of the Company and has not been an officer of BroadWebAsia since September 2007.

Item 12.    Certain Relationships and Related Transactions, and Director Independence.

World of Tea Inc. Prior to the Reverse Acquisition

On February 15, 2007, we issued 700,000 shares of our common stock to Israel Morgenstern, our President, Treasurer, and Director. The purchase price paid for such shares was equal to their par value, $0.001 per share, and amounted in the aggregate to $700. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Mr. Morgenstern was our founding officer and Director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On February 19, 2007, we issued 1,300,000 shares of our common stock to Svetlana Pojasnikova, our Corporate Secretary and a Director of the Company. The purchase price paid for such shares was equal to their par value, $0.001 per share, and amounted in the aggregate to $1,300. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Ms. Pojasnikova is a Director and officer of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

We were not subject to listing requirements of any national securities exchange or national securities association and, as a result, we have not been required to have our Board comprised of a majority of ‘‘independent Directors.’’ We do not believe that any of our Directors prior to the Reverse Acquisition met the definition of ‘‘independent’’ as promulgated by the rules and regulations of the American Stock Exchange.

BroadWebAsia and the Company Following the Reverse Acquisition

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2006 fiscal year, or any currently proposed transaction, in which BroadWebAsia, or following the Reverse Acquisition, we or our subsidiaries were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under ‘‘Executive Compensation’’). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•	On February 12, 2008, the Company consummated the Reverse Acquisition contemplated by a share exchange agreement among us and the owners of the issued and outstanding capital stock of BroadWebAsia, including Brad Greenspan, our Chairman and James Yacabucci, our Chief Operating Officer. Pursuant to the share exchange agreement, the Company acquired 100 percent of the outstanding capital stock of BroadWebAsia in exchange for 83,000,000 shares of our common stock. As a result of this transaction, Messrs. Greenspan and Yacabucci became the beneficial owners of approximately 97.7% of our outstanding common stock, in the aggregate.

•	From time to time Brad Greenspan, our Chairman and controlling stockholder, has advanced BroadWebAsia various amounts of funds for our working capital. As of September 30, 2007, BroadWebAsia owed Mr. Greenspan approximately $3,000,000. On December 7, 2007,

BroadWebAsia issued to Mr. Greenspan a convertible note (the ‘‘Convertible Note’’) in the principal amount of $1,150,000 and a ‘‘grid’’ promissory note (the ‘‘Grid Note’’) in the principal amount of $3,000,000. The Grid Note and the Convertible Note were assumed by the Company at the time of the Reverse Acquisition in accordance with the provisions of the share exchange agreement. The notes bear interest at the federal short-term rate in effect during the periods in which any amount owed pursuant to the terms of the notes remain outstanding, or for any entire calendar year that the note remained outstanding, the note bears interest at the ‘‘blended annual rate’’ which is published annually by the Internal Revenue Service. Principal and accrued interest on the note is payable within 60 days following Mr. Greenspan’s written demand for payment, but we have the right at any time to prepay, in whole or in part, the principal and accrued interest without penalty upon 15 days prior written notice to Mr. Greenspan. The Convertible Note is convertible into shares of our common stock, at the per share price received in the first financing.

•	On August 16, 2006, BroadWebAsia completed the acquisition from Palisades Technology, Inc., a company owned and controlled by Brad Greenspan, its controlling shareholder, of stock representing 65% of the issued and outstanding capital stock of BBMAO BVI, and of its wholly owned subsidiary BBMAO HK, for a nominal amount of $1. BBMAO BVI was incorporated in the BVI on August 8, 2005, for the purpose of being a holding company. BBMAO HK was incorporated in Hong Kong on August 23, 2005, for the purpose of being a holding company.

•	An entity of which Brad Greenspan is the controlling stockholder (‘‘LiveUniverse’’) paid a $25,000 invoice that was mistakenly made out to LiveUniverse instead of BroadWebAsia. Accordingly, we owe $25,000 to LiveUniverse.

•	BroadWebAsia sublets approximately 1,000 square feet of office space in Los Angeles from LiveUniverse on a month-to-month basis for which we pay LiveUniverse rent of approximately $5,000 per month.

Guarantees of Company Debt:

On September 12, 2007, BroadWebAsia issued a $750,000 Senior Secured Note (the ‘‘Lakewood Note’’) to the Lakewood Group, LLC. Pursuant to the terms of the Lakewood Note, Brad Greenspan, our Chairman and controlling stockholder executed a personal guaranty secured, among other things, by a securities account pledge agreement in which he pledged his 10,575,000 ordinary shares of BroadWebAsia and 763,336 shares of common stock of New Motion, Inc. as security for such guaranty. The Lakewood Note bears interest at a rate of 18% per annum, payable every two months in arrears, beginning on November 12, 2007, and on the maturity date. The Lakewood Note is due and payable on the earlier of (i) September 12, 2008, and (ii) the occurrence of any financing (whether debt or equity) or series of financings with aggregate gross proceeds to BroadWebAsia in excess of $750,000.

On December 5, 2007, BroadWebAsia issued a $600,000 Junior Secured Note (the ‘‘EuroPlay Note’’) to EuroPlay Capital Advisors, LLC. Pursuant to the terms of the EuroPlay Note, Brad Greenspan, our Chairman and controlling stockholder executed a personal guaranty secured, among other things, by a securities account pledge agreement in which he pledged his 10,575,000 ordinary shares of BroadWebAsia and 763,336 shares of common stock of New Motion, Inc. as security for such guaranty. The EuroPlay Note bears an interest at a rate of 18% per annum, payable every two months in arrears, beginning on January 31, 2008, and on the maturity date. The EuroPlay Note is due and payable on the earlier of (i) March 14, 2008, and (ii) the date the Lakewood Note is repaid in full.

Promoters and Certain Control Persons

Except as set forth in our discussion above, none of our Directors, Director nominees, or executive officers has been involved in any transactions with us or any of our Directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Item 13.    Exhibits.

Exhibit	Description
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed September 10, 2007)
3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed September 10, 2007)
10.1	Form of Regulation S Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 filed September 10, 2007)
23.1	Consent of Davis Accounting Group P.C. (filed herewith)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

Item 14.    Principal Accountant Fees and Services.

Our principal registered independent auditor is Davis Accounting Group P.C. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2006
Audit Fees	$10,500	$0
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2007, the Company did not have a formal documented pre-approval policy for the fees of the principal registered independent auditor. None of the hours expended on the principal registered independent auditor’s engagement to audit our financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal registered independent auditor’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2008	BROADWEBASIA, INC.
	By:	/s/ Israel Morgenstern
Name: Israel Morgenstern Title: Acting Principal Executive, Financial, and Accounting Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 4, 2008
/s/ Israel Morgenstern
Israel Morgenstern Title: Acting Principal Executive, Financial, and Accounting Officer
Date: March 4, 2008
/s/ Brad Greenspan
Name: Brad Greenspan Title: Director
Date: March 4, 2008
/s/ Peter Schloss
Name: Peter Schloss Title: Director
Date: March 4, 2008
/s/ James Edward Yacabucci Jr.
Name: James Edward Yacabucci Jr. Title: Director