Form 10KSB/A
period 2007-12-31
BROADWEBASIA, INC.
filed 2008-03-07
CIK 1411055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

AMENDMENT NO. 1 TO
ANNUAL REPORT ON FORM 10-KSB/A

EXPLANATORY NOTE

This Amendment No. l on Form 10-KSB/A to the Annual Report on Form 10-KSB originally filed with the Securities and Exchange Commission on March 5, 2008 by BroadWebAsia, Inc. (the ‘‘Form 10-KSB’’) amends and restates The Form 10-KSB to correct Exhibit 23.1 thereto (the ‘‘Exhibit’’). Such correction comprises correcting the date of the audit report referenced in the Exhibit.’’ The remainder of the Exhibit and the Form 10-KSB remain unchanged.

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

Date: March 7, 2008	BROADWEBASIA, INC.
	By:	/s/ Israel Morgenstern
Name: Israel Morgenstern Title: Acting Principal Executive, Financial, and Accounting Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 7, 2008
/s/ Israel Morgenstern
Israel Morgenstern Title: Acting Principal Executive, Financial, and Accounting Officer
Date: March 7, 2008
/s/ Brad Greenspan
Name: Brad Greenspan Title: Director
Date: March 7, 2008
/s/ Peter Schloss
Name: Peter Schloss Title: Director
Date: March 7, 2008
/s/ James Edward Yacabucci Jr.
Name: James Edward Yacabucci Jr. Title: Director