Form 10-Q
period 2008-03-31
BROADWEBASIA, INC.
filed 2008-05-20
CIK 1411055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

----------------------

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

Commission File Number: 333-145953

BROADWEBASIA, INC.
(Exact name of Registrant as Specified in Its Charter)

DELAWARE	20-8383706
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9255 Sunset Boulevard, Suite 1010 West Hollywood, California	90069
(Address of Principal Executive Offices)	(Zip code)

(310) 492-2255 Registrant’s Telephone Number, Including Area Code
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

YES ☐   NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

As of May 19, 2008, 84,875,000 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

PART I - FINANCIAL INFORMATION

BroadWebAsia, Inc.

Unaudited Consolidated Balance Sheets
(In U.S. dollars)
	Note	As of,
		March 31,	December 31,
		2008	2007
Assets
Current assets:
Cash and cash equivalents		$15,173	$42,444
Other receivables, prepayments and deposits		19,025	85,507

Total current assets		34,198	127,951

Property and equipment, net		20,863	22,575
Intangible assets, net		20,820	22,733
Goodwill		140,073	140,073
Interest in an equity investee	7	582,795	588,424
Deferred Expenses		1,253,627	1,093,377

Total assets		$2,052,376	$1,995,133

Liabilities and shareholders' deficit
Current liabilities:
Short-term loans	2	$1,792,793	$1,352,892
Amount due to stockholders	3	4,847,496	4,508,492
Amount due to related parties		40,710	35,653
Other payables and accrued expenses		1,626,727	1,425,495

Total current liabilities		8,307,726	7,322,532

Long-term warrant liabilities		3,079,316	389,846

Total liabilities		$11,387,042	$7,712,378

Commitments and Contingencies	4

Shareholders' deficit:
Ordinary shares: par value $0.001 per share;
Issued and outstanding 83,112,381	5	83,112	81,132
Additional paid-in capital	5	1,980,122	641,133
Accumulated deficit	5	(11,425,684)	(6,475,528)
Accumulated other comprehensive income		27,784	36,018

Total shareholders' deficit		$(9,334,666)	$(5,717,245)

Total liabilities and shareholders' deficit		$2,052,376	$1,995,133

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BroadWebAsia, Inc.

Unaudited Consolidated Statements of Operations
(In U.S. dollars)

	For the three months ended
	March 31,	March 31,
	2008	2007

Net revenues	$130	$169
Cost of revenues	-	-

Gross profit	130	169

Expenses
Selling and marketing expenses	(2,609)	(17,173)
General and administrative expenses	(1,602,241)	(298,171)
Research and Development expenses	(420,000)	(900,000)

Total operating expenses	(2,024,850)	(1,215,344)

Operating Loss	(2,024,720)	(1,215,175)

Loss from equity investee	(28,993)	-
Interest expense	(2,896,443)	-

Loss before income taxes and minority interests	(4,950,156)	(1,215,175)

Income taxes	-	-

Loss before minority interests	(4,950,156)	(1,215,175)

Minority interests	-	4,852

Net loss	$(4,950,156)	$(1,210,323)

Loss per share, basic and diluted	$(0.06)	$(0.02)

Weighted average shares used in computation
Basic	82,195,270	80,609,252
Diluted	82,195,270	80,609,252

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BroadWebAsia, Inc.

Unaudited Consolidated Statements of Shareholders’
Deficit and Comprehensive Income
(In U.S. dollars except shares and share data unless otherwise notes)

			Additional		Accumulated other	Total
	Ordinary Shares		Paid-in	Retained	comprehensive	shareholders’
	Shares	Amount	Capital	earnings	income (loss)	deficit

Balance as of January 1, 2008	81,131,688	$81,132	$641,133	$(6,475,528)	$36,018	$(5,717,245)

Issuance of ordinary shares in connection with
Acquisition of net asset	3,800,000	3,800	6,787	-	-	10,587
Cancellation of shares	(2,000,000)	(2,000)	(8,587)	-	-	(10,587)
Grant of restricted stock	155,693	156	3,726	-	-	3,882
Grant of options	25,000	25	1,337,062	-	-	1,337,087
Foreign currency translation adjustment	-	-	-	-	(8,234)	(8,234)
Net loss	-	-	-	(4,950,156)	-	(4,950,156)
Comprehensive loss	-	-	-	-	-	(4,958,390)

Balance as of March 31, 2008	83,112,381	$83,112	$1,980,122	$(11,425,684)	$27,784	$(9,334,666)

The accompanying notes are an integral part of these unaudited consolidated financial statements

BroadWebAsia, Inc.

Unaudited Consolidated Statements of Cash Flows
(In U.S. dollars except shares and share data unless otherwise notes)

	For the Three Months Ended
	March 31,	March 31,
	2008	2007
Cash flow from operating activities:
Net cash used in operating activities	$(592,839)	$(1,115,298)

Cash flows from investing activities:
Payments to acquire property and equipment	(907)	(192)
Payments to acquire equity investee.	-	(300,000)

Net cash used in investing activities	(907)	(300,192)

Cash flows from financing activities:
Increase in short-term loan	300,000	-
Amount due to stockholders	298,072	1,280,330
Amount due to related parties	-	46,741

Net cash provided by financing activities	598,072	1,327,071

Net increase in cash and cash equivalents	4,326	(88,419)

Effect of exchange rate changes on cash and cash equivalents	(31,597)	(4,382)

Cash and cash equivalents, beginning of year	42,444	164,683

Cash and cash equivalents, end of year	$15,173	$71,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2008
(In U.S. dollars)

NOTE 1- ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES, GOING CONCERN AND MANAGEMENT’S PLANS

Organization, principal business activities and basis of presentation

On February 12, 2008, World of Tea Inc. (“Holdings”) issued 83,000,000 shares to BroadWebAsia, Inc., a British Virgin Islands company (“BroadWebAsia”) in exchange of 11,495,000 common shares of BroadWebAsia, which were all issued and outstanding shares of BroadWebAsia immediately prior to the Share Exchange. The effective share exchange ratio was at 7.22053066550674. Such share exchange caused BroadWebAsia to become a wholly owned subsidiary of Holdings. Subsequently, the Holdings changed its name to BroadWebAsia Inc.

The Share Exchange is being accounted for as a reverse acquisition and recapitalization. BroadWebAsia is the acquiror for accounting purposes and Holdings is the acquired company. Accordingly, BroadWebAsia’s historical financial statements for periods prior to the acquisition become those of the registrant (Holdings) retroactively restated for, and giving effect to, the number of shares received in the Share Exchange. The accumulated deficit of BroadWebAsia is carried forward after the acquisition. Operations reported for periods prior to the Share Exchange are those of BroadWebAsia. Earnings per share for the periods prior to the Share Exchange are restated to reflect the equivalent number of shares outstanding. The registrant is referred to as the “Company”.

For all warrants and options issued by BroadWebAsia prior to the Share Exchange, the exercise price and number of share issuable upon exercise thereof were proportionately adjusted to reflect the exchange ratio in the Share Exchange.

Immediately prior to the Share Exchange, Holdings had 3,800,000 shares issued and outstanding.

Immediately following the Share Exchange, the Company transferred all of its pre-Share Exchange assets and liabilities to its wholly owned subsidiary, WOT Holdings, Inc., a Delaware corporation (“SplitCo”). Thereafter, Holdings transferred all of the outstanding capital stock of SplitCo to the former officers and directors of WOT, in exchange for cancellation of an aggregate of 2,000,000 shares of the Company held by such persons (“Split-Off”), which left 1,800,000 shares of the Company held by such person.

The Company, together with its subsidiaries, BBMao, Inc. (“BBMao”), Accumo HK Ltd. (“Accumo HK”), BBMao Network Technology Co., Ltd. (“BBMao Beijing”), BWA (Shanghai), Co., Ltd. (“BWA Shanghai”) and its joint venture, Shangdong Yinguang Network Technology Co., Ltd. (“Shangdong Yinguang”), are collectively referred to as the “Group”.

BWA is a holding company whose primary business operations are conducted through in the PRC through BBMao Beijing and Shandong Yinguang. The Company is principally engaged in operating Chinese language websites engaged in the provision of social and community entertainment and search services. To comply with the PRC laws and regulations, the Company provides substantially all of its network and marketing services in the PRC via Shandong Yinguang and BBMao Beijing.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2008
(In U.S. dollars)

NOTE 1- ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES, GOING CONCERN AND MANAGEMENT’S PLANS (Cont’d)

Organization, principal business activities and basis of presentation (Cont’d)

The Share Exchange is being accounted for as a reverse acquisition and recapitalization which results in the Company being the acquiror for accounting purposes and Holdings to be the acquired company. Accordingly, the Company’s historical financial statements for periods prior to the acquisition become those of the registrant (Holdings) retroactively restated for, and giving effect to, the number of shares received in the Share Exchange. The accumulated deficit of the Company is carried forward after the acquisition and operations reported for periods prior to the Share Exchange are those of the Company. Earnings per share for the periods prior to the Share Exchange are restated to reflect the equivalent number of shares outstanding.

Basis of Presentation

The accompanying financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, have been prepared by the Company without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2008, its results of operations and its cash flows for the three months ended March 31, 2008 and 2007 have been made. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

Derivatives

The Company follows the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretation EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. The Company utilizes the Black-Scholes option-pricing model to estimate fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2008
(In U.S. dollars)

The Company classifies derivatives as either current or long-term in the balance sheet based on the classification of the underlying instrument, security or contract.

Goodwill

Goodwill represents the excess of the cost of acquisition (comprising purchase price and professional costs) over the fair value of the identifiable assets and liabilities acquired as a result of the Group’s acquisitions of interests in its subsidiaries or variable interest entities.  Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it might be impaired.

Impairment of Intangibles and Goodwill

We assess the carrying value of our goodwill on an annual basis and when factors are present that indicate impairment may have occurred. We amortize our intangibles with definite life and assess their carrying values when factors are present that indicate impairment may have occurred. We determine the amount of any impairment charge by using a future discounted cash flow methodology estimate.  The Company recorded $140,072 in goodwill impairment at December 31, 2007 primarily due to slower than anticipated growth and performance of our subsidiary, BBMao Network Technology Co., Ltd.

Fair value measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (or SFAS 157) for financial assets and liabilities. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No 157,” the Company elected to defer the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurement.  The carrying value of receivables and payables, amounts due to stockholders and related parties approximates their market value based on their short-term maturities. Long-term warrant liabilities have been measured at estimated fair value in the financial statements. The initial adoption of SFAS 157 had no effect on the consolidated results of operations and financial condition.

Simplified method for share option grants

In December 2007, the SEC issued SAB No. 110. SAB 110 expresses the views of the staff regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123R. SAB 110 allows public companies which do no have historically sufficient experience to provide a reasonable estimate to continue use of the simplified method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. The Company currently uses the simplified method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the simplified method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2008
(In U.S. dollars)

Development type agreements

The Company explores and investigates various business and acquisition opportunities in order to develop and grow its operations. As described in Note 2, the Company has advanced funds to various entities in connection with potential investment and acquisition opportunities. The Company enters into formal note agreements, which also allow the Company to acquire an equity interest in these entities. These entities generally use the funds advanced by the Company for development activities. The ultimate repayment of the notes receivable is dependent upon the results of these development activities having future economic benefit. In accordance with Statement of Financial Accounting Standards No. 68, Research and Development Agreements, the Company has charged the advances to development expense (a component of general and administrative expenses). Additionally, since the payment of any interest income related to the notes receivable is dependent on the results of the development activities, the Company recognizes interest income on the notes receivable generally only when the cash is received. During the three months ended March 31, 2008 and 2007 the Company advanced funds of $ 420,000 and $ 900,000, respectively, under these types of agreements and these amounts were charged to development expense.

Going concern and management’s plans

The consolidated financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2008 and December 31, 2007, the Company had cash and cash equivalents of $ 15,173 and $ 42,444, respectively, a working capital deficit of $ 8,273,528 and $ 7,194,581, and a shareholders’ deficit of $ 9,334,666 and $ 5,577,173, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

Management plans with regard to these conditions, include financing the Company’s existing and future operations through issuances of common stock and/or advances from the stockholders, as well as the exploration of profitable business opportunities. Through May 19, 2008, the Company has issued debt and equity securities and received net cash proceeds of $ .The Short-term loans with Lakewood Group, LLC and Europlay, in the principal amounts of $ 750,000 and $ 600,000 respectively, plus interest, were fully paid in April, 2008 by the Company. The Majority stockholder has also offered to provide up to $ 500,000 in additional working capital to Company from the proceeds of anticipated sales of pledged securities, if sufficient proceeds can be realized from sales. There can be no assurance that funds required during the next twelve months or thereafter will be generated from operations or that those funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2008
(In U.S. dollars)

NOTE 2- NOTES RECEIVABLE
As of March 31
2008
Note A - Interest stated at 7.75% per annum	$1,150,000
Note B- Interest stated at 7.50% per annum	220,000
Note C- Interest stated at 7.25% per annum	460,000
Note D- Interest stated at 7.75% per annum	120,000
Note E- Interest stated at 7.75% per annum	436,000
Note F- Interest stated at 7.50% per annum	50,000
Note G- Interest stated at 7.50% per annum	677,000
Note H- Interest stated at 7.25% per annum	390.000
Note I- Interest stated at 7.75% per annum	50,000
Note J- Interest free	150,000
Total	$3,508,000

The Company has charged funds advanced under these notes to research and development expenses and generally does not recognize interest income until such amounts are received.

In November 2006, February 2007 and June 2007, the Company entered into three convertible note contracts with an unrelated third party (“Note A payor”) for $300,000, $500,000, and $350,000 respectively. The note yields interest at 7.75% per annum, accrued from the commencement date of the loan contracts until the outstanding principlal amounts are paid in full or the notes are converted. Under the contract agreement for the $500,000 note, the Company has the option to convert any and all outstanding principle and accrued interest into shares of the Note A payor’s preferred equity securities, which will be issued to the Company at a conversion price equal to price per share paid by other investors in the next round of preferred equity financing, which has not occurred. The loan of $500,000 was due on June 15, 2007 and is fully outstanding in default as of March, 31 2008. The notes of $300,000 and $350,000 are due immediately after the Note A payor received $800,000 from one or more investors in connection with an equity financing. If the Note A payor fails to receive $800,000 from investors within twelve months after the date of the contract notes, the notes will be automatically converted to Note A payor’s ordinary shares at per share price based on pre-money valuation of the Note A payor.

Note A - In November 2007, the Company extended the maturity date for the note totaling $300,000 for one year. The unpaid and unrecorded interest for Note A was $94,602 at March, 31 2008. As of March, 31 2008, the principal amount due was $500,000. The Company has not selected any conversion options and no automatic conversion options are in effect.

Note B - In September and October, 2007, the Company entered into two convertible not contracts with an unrelated third party (“Note B payor”) for $110,000 and $110,000, respectively. The note yield interest at 7.50% per annum accrued from the commencement date of the contracted loans until the outstanding principles are paid in full or the loans are converted. The notes are due immediately after Note B payor received $800,000 from one or more investors in connection with an equity financing. If the Note B payor fails to receive $800,000 from investors within twelve months after the date of the contract notes, the notes will be automatically converted to Note B payor’s ordinary shares at per share price based on pre-money valuation of the Note A payor. In the event that the financing transactions (the “Financing Transaction”) contemplated under the certain term sheet entered into by the Note B payor and the Company on June 8, 2007 is closed, the outstanding principal shall be credited to the Company as a portion of the purchase price for Series A Preferred Shares of the Note A payor to be issued to the Company. The unpaid and unrecorded interest for the entire note was $7,562 at March, 31 2008. The Financing Transaction has not yet been initiated.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2008
(In U.S. dollars)

Note C- In December 2007 and March 2008, the Company entered into three convertible note contracts with an unrelated third party (“Note C payor”) for $110,000, $240,000 and $110,000, respectively. The notes yield interest at 7.25% per annum, accrued from the commencement date of the contracted loans until the outstanding principals are paid in full or the loans are converted. The notes are due immediately after the Note C payor received $800,000 from one or more investors in connection with an equity financing. If the Note C payor fails to receive $800,000 from investors within twelve months after the date of the contract notes, the notes will be automatically converted to Note C payor’s ordinary shares at per share price based on pre-money valuation of the Note C payor. In the event that the financing transactions (the “Financing Transaction”) contemplated under the certain term sheet entered into by the Note C payor and the Company on June 8, 2007 is closed, the outstanding principal shall be credited to the Company as a portion of the purchase price for Series A Preferred Shares of the Note C payor to be issued to the Company. The unpaid and unrecorded interest for the entire note was $7,487 at March, 31 2008. The Financing Transaction has not yet been initiated.

Note D - In January and April, 2007, the Company entered into two separate loan agreements with an unrelated third party (“Note D payor”) for $100,000 and $20,000, respectively. The loans were intended to be used towards meeting operating requirements of the Note D payor, and each note was due 6 months from the date the contracted amount were received by the unrelated third party. If within the 6 months of the notes due date, the Company enters into an Equity Acquisition Agreement with the Note B payor, the Company had the option of converting the loans into first installment of its investment. The notes yield interest at 7.75% per annum, accrued from the commencement date of the Loan Contracts until the outstanding principal is paid in full or the loans are converted. Under the Loan Contracts, overdue repayments are subjected liquidated damages amounting to 0.03% of the overdue amount for every day of overdue repayment. If the loan sum of $100,000 remained outstanding 180 days after due date, the Company was to receive 7.5% of equity, and if the loan sum of $20,000 remained outstanding 30 days after due date, the Company was to receive 5% of equity, in the Note D payor. The Company has not selected any conversion options and no automatic conversion options are in effect.

In October, 2007, the Company agreed to extend the maturity date of the loans to November 8, 2007. At March, 31 2008, the unpaid and unrecorded interest was $20,720. As of March, 31 2008, the Company has not entered into an Equity Acquisition Agreement and the loans are outstanding. Per terms of the Loan Contracts, the loan sum of $20,000 is 30 days past due and the Company is entitled to receive 5% of the equity in the Note B payor.

Note E - In May, July, August, and September 2007, the Company entered into five convertible note receivable contracts with an unrelated third party (“Note E Payor”) for $225,000, $33,000, $30,000, $70,000, and $78,000, respectively. The notes yield interest at 7.75% per annum, accrued from the commencement date of each individual contract, and all notes were due on November 8, 2007. The loan was collateralized by a total of 27,567 shares of capital stock of the Note E payor and all outstanding principal and unpaid accrued interest are due and receivable immediately. The Company has the option to convert any outstanding principal and accrued interest under the notes, in whole or in part, into shares of the Note E payor’s preferred equity securities (“Preferred Stock”) sold by the Note E payor in its next round of preferred equity financing resulting in gross proceeds to the Note e payor of at least $800,000.00 (the “Preferred Financing”). If and when the Company choose conversion of the notes and interests into Preferred Stock, the Company has the option of (a) a conversion price equal to the price per share paid and the same terms and conditions as other investors in Preferred Financing, or (b) at a conversion price equal to $4.50 per share, and on terms and conditions set forth in a certain Term Sheet.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2008
(In U.S. dollars)

At March, 31 2008, the unpaid and unrecorded interest amounted to $26,046. As of March, 31 2008, the Company has not converted any outstanding principal or accrued interest to into equity. The entire loan amount of $436,000 is outstanding and due as of the balance sheet date.

Note F - In September 2007, the Company entered into a note receivable contract with an unrelated third party (“Note F payor”) for $55,000. The notes yield interest at 7.50% per annum, accrued from the commencement date of the loan contract and was due on November 8, 2007. The loan is collateralized with 1,800 shares of Note F payor’s capital stock and all outstanding principal and unpaid accrued interest are due and receivable immediately. The Company has the option to convert any outstanding principal and accrued interest under the notes, in whole or in part, into shares of the Note F payor’s preferred equity securities (“Preferred Stock”) sold by the Note F payor in its next round of preferred equity financing resulting in gross proceeds to the Note F payor in at least $800,000.00 (the “Preferred Financing”). If and when the Company chooses conversion of the notes and interests into Preferred Stock, the Company has the option of (a) a conversion price equal to the price per share paid and the same terms and conditions as other investors in Preferred Financing, or (b) a conversion price equal to $4.50 per share, and on terms and conditions set forth in a certain Term Sheet.

At March, 31 2008, the unpaid and unrecorded interest amounted to $2,063. As of March, 31 2008, the Company has not converted any outstanding principal or accrued interest to into equity. The entire loan amount of $55,000 is outstanding and due as of the balance sheet date.

Note G - In October to December 2007, the Company entered into six separate loan agreements with an unrelated third party totaling of $477,000. The notes yields interest at 7.50% per annum and were due on various dates through December 31, 2007. At March, 31 2008, the unpaid and unrecorded interest was $10,126.

Note H- In December 2007 and January through March, 2008, the Company entered into six loan agreement with an unrelated third party in the amounts of $80,000, $92,000, $24,000, $90,000, $34,000 and $70,000. The note yields interest at 7.25% per annum. At March, 31 2008, the unpaid and unrecorded accrued interest was $3,800.

Note I - In June, 2007, the Company entered into a note receivable with an unrelated third party (“Note I payor”) in the amount of $50,000. The loan was intended to be used towards meeting operating requirements of the Note I payor, and was due 6 months from the date the contracted amount was received by the Note I payor. The note yield interest at 7.75% per annum, and is collateralized with 20% of the Note I payor’s capital stock. The note receivable agreement was entered into by the Company and the Note I payor with the understanding that the Company intends to make an equity investment in the Note I payor. If the Company enters into an Equity Acquisition Agreement with the Note I payor, the Company has the option of converting the note into the first installment of its investment payment. If no Equity Acquisition Agreement existed as of the note’s due date, the Company is entitled to collection of the principal and any accrued and unpaid interest with 15 days thereafter due date. If the loans remained 180 days past due, the Company has the option to convert the note into 20% of the company’s total issued and outstanding capital stock.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2008
(In U.S. dollars)

At March, 31 2008, the unpaid and unrecorded interest amounted to $2,942. As of March, 31 2008, the Company has not entered into an Equity Acquisition Agreement with the Note I payor and the note principle and unpaid interests are due at the balance sheet date.

Note J - In December 2007, the Company entered into a note receivable agreement with an unrelated third party (“Note J payor”) for $150,000. The note was due on March 31, 2008 and is non-interest bearing. The note is collateralized with all issued and outstanding shares of capital stock of the Note J payor’s five shareholders, totaling 100% of the Note J payor company. At any time, the Company has the option to convert any and all outstanding principal under the note into shares of the Note J payor’s preferred equity securities, which will be issued to the Company at a conversion price equal to the price per share paid by other investors in the next round of preferred equity financing. As of March, 31 2008, the Company has not converted any outstanding principals or accrued interest into shares of the Note I payor’s preferred equity securities and the note remains outstanding as of May 19, 2008.

NOTE 3- SHORT TERM LOANS

Creditor	Date	Principal	Interest	Unamortized discount	Total
(i)Lakewood Group, LLC	September 12, 2007	$ 750,000	$ 60,985		$ 810,985
(ii)J.M. Mallick Revocable Trust	September 19 2007	50,000	1,725	(9,016)	42,709
(iii)Europlay Capital	December 19, 2007	600,000	34,216		634,216
(iv)Various lenders under a note purchase agreement	February 15, 2008	300,000	4,883		304,883
Total		$ 1,700,000	$ 101,809	$ (9,016)	$ 1,792,793

(i) On September 12, 2007, BroadWebAsia entered into an agreement with Lakewood Group, LLC (“Lakewood”), for a senior secured note (the “Lakewood Note”), in the principal amount of $750,000, the proceeds of which were for working capital and general corporate purposes.   The interest on the aggregate outstanding principal amount of the Lakewood Note accrues at a rate of 18% per annum, payable every two months in arrears, beginning on November 12, 2007 and the note has a maturity date of the earlier of (i) September 12, 2008 and (ii) the occurrence of any financing or series of such financings with an aggregate gross proceeds, directly or indirectly, to BWA in excess of $750,000 (“the Triggering Financing”).  However, in an event of default the principal and unpaid interest on the Lakewood Note will bear interest of 25% or the maximum rate authorized by applicable law.  In connection with advance of funds under the Lakewood Note, BWA delivered to Lakewood, among other things, (i) a personal guaranty from the Company’s controlling shareholder, Brad Greenspan, (ii) a share pledge agreement, pledging 10,575,000 shares of BroadWebAsia, or 92% of its outstanding shares, (iii) a securities account pledge agreement, pledging to Lakewood 763,336 shares of New Motion, Inc., a company owned and controlled by Mr. Greenspan, (iv) an account control agreement by and among First Montauk Securities Corp., Mr. Greenspan and Lakewood with respect to funds on deposit in such account, (v) a security agreement, dated September 12, 2007, between BroadWebAsia and Lakewood unconditionally and irrevocably pledging all its assets as collateral for the Lakewood Note, and (vi) a five-year warrant for the purchase of such number of BroadWebAsia shares that are equal to $750,000 divided by an amount equal to 75% of the per share price received in the Triggering Financing.  At March 31, 2008 and December 31, 2007, principle and interest due under the Lakewood note was $800,250 and $766,500, respectively. Lakewood Group, LLC (the "Senior Lender") notified the Company by letter received by the Company on March 10, 2008 that the Company was in default under the agreement. The entire amount and accrued interest and fees of $810,984 were fully paid. 0n April 2, 2008l by Mr. Brad Greenspan, the Company’s controlling shareholder. The Company has agreed to enter into a convertible promissory note agreement with Mr. Greenspan for this amount; however, final terms for this agreement have not yet been reached.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2008
(In U.S. dollars)

(ii) On September 19, 2007, BroadWebAsia entered into an agreement with the J. M. Mallick Revocable Trust, or Mallick, for a secured note, (the Mallick Note), in the principal amount of $50,000. Interest on the aggregate outstanding principal amount of the Mallick Note accrues at a rate of 18% per annum, payable every two months in arrears beginning on November 1, 2007, and the note has a maturity date of September 1, 2008.  In connection with the advance of funds under the Mallick Note, the Company delivered to Mallick, among other things, a five-year warrant for the purchase of such number of BroadWebAsia shares that are equal to $50,000 divided by an amount equal to 75% of the per share price received in the Triggering Financing. At March 31, 2008, principle and interest due under the Mallick Note was $51,725.

The fair value of the warrants issued in connection with the Mallick Note are accounted for as a discount on the note. The discount amount is amortized and recognized as interest expense over the term of the loan.. Unamortized discount for the period ended March 31, 2008 amounted to $ 9,016.

On April 2, 2008 the Company entered into a share purchase agreement, whereby the Company sold 28,409 shares of the Company’s common stock at $0.88 per share ($25,000) to The J.M. Mallick Revocable Trust Dated Aug 26, 1987. As of May 19, 2008, these shares have not been issued. In conjunction with this agreement, The J.M. Mallick Revocable Trust Dated Aug 26, 1987 was issued warrants to purchase 14,205 shares of the Company’s common stock with an exercise price of $1.40. If not earlier exercised, these warrants expire on April 2, 2010.

(iii) On December 5, 2007, BroadWebAsia entered into an agreement with EuroPlay Capital Advisors, LLC (“Europlay”), for the sale and purchase of a junior secured note (the “Europlay Note”), in the principal amount of $600,000, the proceeds of which are for working capital and general corporate purposes.   The interest on the aggregate outstanding principal amount of the Europlay Note accrues at a rate of 18% per annum, payable every two months in arrears, beginning on January 31, 2008, and the note has a maturity date of the date the Lakewood Note is paid in full.  However, in an event of default the principal and unpaid interest on the Europlay Note will bear interest of 25% or the maximum rate authorized by applicable law.  In connection with the advance of funds under the Europlay Note, the Company delivered to Europlay, among other things, (i) a personal guaranty from our controlling shareholder, Brad Greenspan, (ii) a share pledge agreement, pledging 10,575,000 shares of BroadWebAsia, or 92% of its outstanding shares, (iii) a securities account pledge agreement, pledging to Europlay 763,336 shares of New Motion, Inc., a company owned and controlled by Mr. Greenspan, (iv) an account control agreement by and among First Montauk Securities Corp., Mr. Greenspan and Europlay with respect to funds on deposit in such account, (v) a security agreement, dated December 5, 2007, between BroadWebAsia and Europlay unconditionally and irrevocably pledging all of BroadWebAsia’s assets as collateral for the Europlay Note, (vi) a five-year warrant for the purchase of such number of BroadWebAsia shares that are equal to $300,000 divided by an amount equal to 100% of the per share price received in the Triggering Financing and (vii) an Intercreditor Agreement between Lakewood and Europlay in which the Europlay Note is subordinated in all respects to the Lakewood Note. At March 31, 2008, principal and interest due under the Europlay Note was $634,216

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2008
(In U.S. dollars)

Europlay Capital Advisors, LLC (the "Junior Lender") notified the Company by letter received by the Company on March 12, 2008 of a possible default under its $600,000 junior secured note dated December 5, 2007. The entire amount and accrued interest and fees totaling $634,216 was fully paid on April 10, 2008 by Mr. Brad Greenspan, the Company’s controlling shareholder. The Company has agreed to enter into a convertible promissory note agreement with Mr. Greenspan for this amount; however, final terms for this agreement have not yet been reached.

(iv) On February 15, 2008, in conjunction with the share exchange on February 12, 2008, the Company entered into a promissory note agreement, whereby the company borrowed $300,000 from a group of investors. The principal plus accrued interest of 10% per annum, or the highest rate permitted by applicable law, is due and payable on August 13, 2008. At March 31, 2008, principal and interest due was totally $304,883.

The holders of Lakewood Note, Greenspan Note and Malick Note received warrants (“Lakewood Warrant, Greenspan Warrant and Malick Warrant”, respectively) exercisable to purchase the Company’s common shares up to an aggregate amount of $850,000. The exercise price is 75% of the per share price received in any financing or series of such financings with aggregate gross proceeds in excess of $750,000 (“Triggering Financing”).

The holder of Europlay Note received warrants (“Europlay Warrant”) exercisable to purchase the Company’s common shares up to an aggregate amount of $300,000. The exercise price is 100% of the per share price received in Triggering Financing.

Lakewood Warrant, Greenspan Warrant, Malick Warrant and Europlay Warrants (jointly “Warrants”) have a five year term. The expected exercise price, as of March 31, 2008, was between $0.88 and $1.00.

The warrants are accounted as long-term liabilities under SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Accordingly, we recorded Warrant liabilities at their fair value of $428,202 with a corresponding entry to debt discount. The fair value of the derivative liability for the warrants was measured initially on the respective dates of issuance using the Black-Scholes option pricing model. The debt discount is being amortized on a straight-line basis over the respective lives of each corresponding Notes. As of March 31, 2008 the unamortized balance of the warrant discount was $18,283.

For the three months ended March 31, 2008, the Company amortized $69,674 of debt discount associated with the Warrants. This amount is included in interest expense in the accompanying statements of income.

On March 31, 2008, the fair value of warrant liabilities was calculated using the Black-Scholes option pricing model. The fair value of warrants at March 31, 2008 was $3,079,316 in aggregate. Consequently the Company recognized an interest expense on warrant liability totaling $2,689,470 for the three months ended March 31, 2008.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2008
(In U.S. dollars)

NOTE 4 AMOUNT DUE TO STOCKHOLDERS

From time to time Brad Greenspan has advanced to the Company various amounts of funds for working capital. At March 31, 2008 and December 31, 2007, amounts owed to Mr. Greenspan were approximately $ 4,503,143 and $ 4,164,059, respectively. On December 7, 2007, BroadWebAsia issued to Mr. Greenspan a convertible note (the “Convertible Note”) in the principal amount of $1,150,000 and a “grid” promissory note (the “Grid Note”) in the principal amount of $3,000,000. The Grid and Convertible Notes bear interest at the federal short-term rate in effect during the periods in which any amount owed pursuant to the terms of the Notes remain outstanding, or for any entire calendar year that the Notes remained outstanding and the Note’s interest rate will be revised every six months beginning on January 1, 2008.
Principal and accrued interest on the Notes is payable within sixty (60) days following Mr. Greenspan’s written demand for payment, but the Company has the right at any time to prepay, in whole or in part, the principal and accrued interest without penalty upon fifteen (15) days prior written notice to Mr. Greenspan. The Convertible Note is convertible into shares of our common stock, at the per share price received in the first private equity financing. The excess of funds for working capital over the notes payable was capitalized as Additional Paid in Capital in December 2007.

NOTE 4 AMOUNT DUE TO RELATED PARTY

On September 14, 2007, BroadWebAsia entered into an agreement with Ron Greenspan, the father of Brad Greenspan, for a secured note (the “Greenspan Note”) in the principal amount of $50,000. Interest on the aggregate outstanding principal amount of the Greenspan Note accrues at a rate of 18% per annum, payable every two months in arrears, beginning on November 14, 2007, and the note has a maturity date of September 13, 2008. However, in an event of default, the principal and unpaid interest on the Greenspan Note will bear interest of 25% or the maximum rate authorized by applicable law. In connection with advance of funds under the Greenspan Note, the Company delivered to Ron Greenspan, among other things, a five-year warrant, dated September 19, 2007, for the purchase of such number of BroadWebAsia shares that are equal to $50,000 divided by an amount equal to 75% of the per share price received in the Triggering Financing. At March 31, 2008 and December 31, 2007, principal and interest due under the Greenspan note was $ 49,977 and $ 50,000, respectively.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2008
(In U.S. dollars)

From January 1, 2008 to March 31, 2008, Mr. Greenspan continued to advance the Company various amounts of funds for working capital. On March 31, 2008, the principal amount owed Mr. Greenspan in connection with the “grid” promissory note dated December 7, 2007 had increased to approximately $4,000,000.

On April 15, 2008, Mr. Brad Greenspan advanced the Company an additional $1,300,000 to HupoTV for registered capital. The Company has agreed to enter into a convertible promissory note agreement with Mr. Greenspan for this amount; however, final terms for this agreement have not yet been reached.

NOTE 5- COMMITMENT AND CONTINGENCIES

Capital Commitments

On December 5, 2006, the Company signed a conditional Equity Acquisition Agreement for the purchase of an internet domain name for $400,000. This transaction is subject to closing conditions which are not final.

Operating Leases

As of March 31, 2008, the Company had two non-cancelable operating leases for its offices. The leases will expire between 2008 and 2009. At March 31, 2008, minimum future payments under these agreements, are as follows:

Year ending December 31
2008	$68,410
2009	36,252
Total	$104,662

Rental expense was $17,759 for the three months ended March 31, 2008.

Contingencies

The Group is subject to claims and assessments from time to time in the ordinary course of business. The Group’s management does not believe that any of these matters, individually or in the aggregate, will have a materially adverse effect on the Group’s business, financial condition or result of operations, and thus no amounts were accrued for these exposures at March 31, 2008.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2008
(In U.S. dollars)

NOTE 6- SHAREHOLDERS’ EQUITY

Executive Stock Options
In November 2007, the Company granted 4,996,600 stock options (“executive stock options”) to two executives of the Company at an exercise price of $0.60 per share, with a contractual life of ten years. 110,387 options vested upon grant, 217,461and 518,752 options vest ratably over three and fours year respectively. The remaining 4,148,484 Options vest 25% on October 1, 2008 and then vest ratably in following 3 years.

The executive stock options are accounted in accordance with FAS 123 (R) Share-based payment. The fair value of the executive stock options, less expected forfeitures, is recognized as compensation cost over the award’s respective vesting period on a straight-line basis. The amount of compensation cost for stock option is measured based on the fair value, as determined by the Black-Scholes option pricing model, on the grant date that the share-based awards are granted and adjusted for the estimated number of awards that expected to vest.

On the date of grant, the weighted fair value of the stock options was US$0.34 per share. The weighted assumptions used to determine the fair value of stock options granted in November 2007 are: expected volatility of 62%, expected dividend yield of 0%, risk-free interest rate of 3.95% and an expected life of 5.99 years.

The aggregated intrinsic value of stock options outstanding and exercisable at March 31, 2008 was calculated based on the latest trading price of the Company’s ordinary shares on March 31, 2008 of $2.60 per share. The Company has recorded $118,504 compensation expense of executive options in the three months ending March 31, 2008.

Consultant Stock Options

In February 2008, the Company granted 332,000 options to a management consultant (“2008 management consultant options”). These options were fully vested upon grant and were subject to the same terms as the 2007 management consultant options.

The Company accounted the consultant stock options in accordance with FAS 123(R) Share-Based Payment and EITF 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The fair value of the management consultant options is recognized as general and administrative expense upon grant. The expense amount for stock option is measured based on the fair value, as determined by the Black-Scholes option pricing model, on the grant date that the share-based awards are granted.

On the date of grant, the fair value of the 2007 management consultant options is $0.34 per share. The assumptions used to determine the fair value of management consultant options are: expected volatility of 61%, expected dividend yield of 0%, risk-free interest rate of 3.77% and an expected life of 5 years.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2008
(In U.S. dollars)

On the date of grant, the fair value of the 2008 management consultant options is $2.14 per share. The assumptions used to determine the fair value of management consultant options are: expected volatility of 60%, expected dividend yield of 0%, risk-free interest rate of 2.71% and an expected life of 4.87 years.

The Company recognizes general and administrative expense for the technical consultant options on a straight-line basis over the 4-year service period. The aggregate cost for technical consultant options is measured based on the service-rendered portion of the fair value on each reporting date until the final full-vesting date. Changes in fair values between reporting dates is recorded as expense for the period.

The fair value of the technical consultant options, as of March 31, 2008 using the Black-Scholes option pricing model was U$2.19 per share. The assumptions used in determining the fair value of the technical consultant options were as follows: volatility 64%, expected dividend yield of 0%, risk-free interest rate of 2.60% and an expected life of 5.67 years.

The Company recorded compensation expense of US$1,153,618 for the three months ended March 31, 2008 in respect of the consultant options granted in 2007 and 2008.

Issuance of Ordinary Shares

In February 2008, the Company granted 25,000 ordinary shares to a finder who facilitated the reverse merger. The grant was accounted at the fair value of US$2.60 per share and was charged to the earnings.

Note 7 - INVESTMENT IN Shandong Yinguang:

At March 31, 2008, the Company's investment in Shandong Yinguang Network Technology Co., Ltd. (“Shandong Yinguang”) is $582,795. The Company's proportionate (loss) income was $(28,993) and $nil for the three months ended March 31, 2008 and 2007, respectively. Financial information of Shandong Yinguang as of March 31, 2008 and  2007, and for the three months ended March 31, 2008 and 2007  is as follows:

	As of and for the three months ended	As of and for the period from February 13, 2007 to
	March 31, 2008	March 31, 2007
Revenues	87,076	Nil
Gross margin	56,787	Nil
Net loss	$(57,986)	$ Nil

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report on Form 10-Q, our Annual Report for the year ended December 31, 2007 on Form 10-KSB and our Current Report on Form 8-K, dated February 12, 2008, in each case, as amended from time to time including the “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report and in our Annual Report for the year ended December 31, 2007 on Form 10-KSB and our Current Report on Form 8-K, dated February 12, 2008, in each case, as amended from time to time. Our actual results may differ materially.

Overview

On February 12, 2008, World of Tea Inc. ("Holdings") entered into a Share Exchange Agreement (the "Exchange Agreement") by and among Holdings, BroadWebAsia, Inc., a British Virgin Islands company ("BroadWebAsia"), and shareholders holding all of the outstanding capital stock of BroadWebAsia (the "Shareholders").  Upon closing of the transaction contemplated under the Exchange Agreement (the "Share Exchange"), on February 12, 2008, the shareholders of BroadWebAsia agreed to transfer all of the shares of the capital stock of BroadWebAsia held by them, constituting all of the issued and outstanding stock of BroadWebAsia, to Holdings in exchange for 83,000,000 newly issued shares of common stock of Holdings.  Such share exchange caused BroadWebAsia to become a wholly owned subsidiary of Holdings. Following such share exchange, Holdings merged with and into its wholly owned subsidiary for the purpose of changing our name to “BroadWebAsia, Inc.” and our state of incorporation to Delaware.

We are a holding company whose primary business operations are conducted through our direct and indirect subsidiaries, BroadWebAsia, BWA Shanghai, BBMAO BVI and BBMAO HK, and our equity joint venture 9E3 JV.  Through our subsidiaries and our commercial agreements with Chinese companies that provide Internet services in China, we operate two Chinese language websites engaged in social and community media and search services (collectively referred to throughout this report as the "BroadWebAsia Websites").

The BroadWebAsia Websites target an audience of young Chinese Internet users who are in the 13 year old to 30 year old demographic. This demographic is highly desirable for advertisers. The BroadWebAsia Websites are comprised of 9e3.com, a social and community media website focused on the 13-30 year old demographic in China, and bbmao.com, a website focused on delivering Meta and social search results to Chinese Internet users.

The BroadWebAsia Websites reach over 30 million unique visitors per month and generates over 100 million page views per month.  The BroadWebAsia Websites are focused on growing user traffic and exploiting opportunities that Web 2.0 applications and services offer. Web 2.0 is the term used to describe the second generation of web-based communities and hosted services, such as social-networking sites, which aim to facilitate creativity, community, collaboration and sharing between users.  Although the term suggests a new version of the World Wide Web, it does not refer to an update to any technical specifications, but to changes in the ways software developers and end-users use the Internet. We plan to grow our business organically and through acquisitions with other Internet companies in the PRC that compliment our existing websites.

Social and Community Media Website

Our social and community website, 9e3.com, is a popular Chinese social networking website with 15 million unique visitors and 100 million page views per month. Its users access multiple community-oriented services including entertainment content, online casual games, beauty and health, blogs, anime and social and community profiles for storing and sharing. 9e3.com's intelligent content submission process has resulted in a large and diverse library of high quality user-generated content.  Consequently, it attracts a high number of viewers, many of whom become content creators.  This organic growth strategy has enabled 9e3.com to attract and sustain high levels of loyal visitors.  Each sub-community is built around social and community functionality, which helps friendships and business networks to form and grow.

Search Website

Our search website, bbmao.com, intelligently consolidates the results from other Chinese search engines. We believe that bbmao.com is the first meta-search website dedicated to Chinese language meta search.  It has won multiple industry awards for innovation, including the prestigious Red Herring 100 "Most Promising Companies in all of Asia," and ZDNet's "Top 10 Asian Techno Visionaries."  BBMAO is actively building on its search platform by developing contextual and social search technologies as well as a video search application.  bbmao.com's social bookmarks are a unique way for users to save their searches and then share them with friends.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the period indicated in dollars.

	Three Months Ended March 31
	2008	2007
Sales revenue	$130	$169	$
Cost of sales	-	-
Gross profit	130	169
Expenses
Administrative expenses	(1,597,730)	(295,183)
Amortization and depreciation	(4,532)	(2,988)
Selling expenses	(2,609)	(17,173)
Research and Development Expenses	(420,000)	(900,000)
Total expenses	(2,024,871)	(1,215,344)
Loss from equity invested	(28,993)	-
Interest expense	(2,896,443)	-
Loss before income taxes	(4,950,156)	(1,215,175)
Minority interests	-	4,852
Net loss	(4,950,156)	(1,210,323)

Comparison of the three months ended March 31, 2008 and March 31, 2007

Sales Revenue. Our sales revenue is generated from sales of display advertisements, banner advertisements and pop-up advertisements on our websites directly to our advertising clients or via advertising agencies by our internal advertising sales force and other advertising revenues from the sale of keyword search results, however it was negligible during the periods presented.  Sales revenue decreased $39, to $130 for the three month period ended March 31, 2008, compared to the three month period ended March 31, 2007.

Cost of Sales. Cost of Sales includes bandwidth costs and certain other costs directly associated with the operation of our websites.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales.  Our gross profit decreased $39 to $130 for the three month period ended March 31, 2008 from approximately $169 for three month period ended March 31, 2007.  Gross profit as a percentage of sales is not meaningful during the periods presented due to lack of revenues during the periods presented.

Administrative Expenses. Administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our administrative expenses increased $1,304,091, or 437.36%, to $1,602,262, including amortization and depreciation expense, for the three month period ended March 31, 2008 from approximately $298,171 for the three month period ended March 31, 2007.  This increase was primarily attributable to increased personnel salaries, business plan development, developing a corporate structure, and expenses incurred toward establishing operations.  We are now working to improve our internal control system to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404.  As a result, we expect that our administrative expenses will continue to increase until we have fully implemented our new accounting system and our SOX 404 evaluation is completed.

Selling Expenses. Selling expenses include advertising costs and promotional materials, traveling expenses for marketing activities and other sales related costs.  Our selling expenses increased $14,564, or 558% to $17,713 for the three month period ended March 31, 2008 from $2,609 for the three month period ended March 31, 2007.  As a percentage of sales revenue, our selling expenses are not meaningful due to the Company's minimal operations during the periods presented.

Research and Development Expenses. Research and development expenses include amounts relating costs under arrangements in the form of notes the Company has entered into with potential acquisition targets for funding the development of certain products and applications such as the creation of Chinese language widgets, under-manipulated start-pages, interactive guides and other web 2.0 applications. The Company has expensed these notes receivable following the accounting prescribed by Statement of Financial Accounting Standards No. 68, Research and Development Arrangements. The Company’s research and development expenses decreased $480,000, or 53.33% to $420,000 for the three month period ended March 31, 2008 from $900,000 for the three month period ended March 31, 2007. As a percentage of sales revenue, the Company’s research and development expenses are not meaningful due to the Company’s minimal operations during the periods presented.

Total Expenses. Our total expenses increased $809,527 or 66.61%, to $2,024,871 for the three month period ended March 31, 2008 from $1,215,344 for the three month period ended March 31, 2007.  The majority of this increase relates to the expansion of the business, business plan development, developing a corporate structure and establishing operations.  Total expenses as a percent of revenue is not meaningful due to the Company's minimal operations during the periods presented.

Loss from Operations before Taxes. Loss from operations before taxes increased $3,734,981, or 307.36%, to $4,950,156 during the three month period ended March 31, 2008 from $1,215,175 during the three month period ended March 31, 2007.  Income from operations before taxes as a percentage of sales is not meaningful due to the factors described above.

Net loss. Our net loss increased $3,739,833, or 308.99%, to $4,950,156 during the three month period ended March 31, 2008 from $1,210,323 during the three month period ended March 31, 2007, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $15,173.  The following table provides detailed information about our net cash flow for all financial statements periods presented in this Current Report.

Cash Flow
(All amounts are in thousands of U.S. dollars)

	Three Months Ended
	March 31, 2008	March 31, 2007
Net cash provided by (used in) operating activities	(592,839)	(1,115,298)
Net cash provided by (used in) investing activities	(907)	(300,192)
Net cash provided by (used in) financing activities	598,072	1,327,071
Effect of foreign currency translation on cash and cash equivalents	(31,597)	(4,382)
Net cash flow	(27,271)	(92,801)

Operating Activities

Net cash used in operating activities was $592,839 for the three month ended March 31, 2008, which is a decrease of $522,459 or 46.84% from the $1,115,298 net cash used in operating activities for the three month period ended March 31, 2007.  The increase of net cash used in operating activities was mainly due to increase in the business plan development, developing a corporate structure, and expenses incurred toward establishing operations, offset by decreases in amounts due to related companies.

Investing Activities

Our main uses of cash for investing activities have been purchases of intangible assets and fixed assets.

Net cash used in investing activities in the three month period ended March 31, 2008 was $907 which is a decrease of $299,285, or 99.69% from net cash used in investing activities of $300,192 in the three month period ended March 31, 2007.  The increase was due to expansion of business, including purchases of intangible and fixed assets.

Financing Activities

Net cash provided by financing activities in the three month period ended March 31, 2008 totaled $598,072, which is an decrease of $728,999, or 54.93%, from net cash used in financing activities of $1,327,071 in the three month period ended March 31, 2007.  The increase in net cash is attributable to related party loans from our principal shareholder.  Our debt to equity ratio was 2.4:1 as of March 31, 2008 and is not indicative of our financing plans under our business plan.

Our current liquidity resources are insufficient, and we require additional capital to execute our business plan.  To the extent that we are unable to obtain sufficient financing, we may be required to substantially reduce our planned acquisitions and/or operations.

Loan Facilities:

The following table illustrates our credit facilities outstanding as of May 19, 2008, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date.

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Ron Greenspan	September 14, 2007	September 13, 2008	1 year	18%	$ 50,000
J. M. Mallick Revocable Trust	September 19, 2007	September 1, 2008	1 year	18%	$ 50,000
Various Lenders under a Note Purchase Agreement	February 15, 2008	August 13, 2008	6 months	10% to 18%	$300,000
Total					$400,000

We expect that we will repay the foregoing loans upon maturity out of operating cash flows or through a refinancing of the debt by having a new financing.  The Bridge Notes (as defined below) mature on the earlier of August 13, 2008 and the next transaction (or series of related transactions) in which we or our successor sells shares of our capital stock or securities convertible into shares of our capital stock for aggregate gross proceeds of not less than $4,000,000 (including any amounts received upon conversion or cancellation of indebtedness). We believe that our currently available working capital is insufficient to sustain our operations at our current levels through at least the next twelve months and to repay the credit facilities referred to above.  We will need to raise capital in order to execute our business plan.

Below is a brief summary of the payment obligations under material contacts to which we are a party as of May 19, 2008:

• On September 14, 2007, BroadWebAsia entered into an agreement with Ron Greenspan, the father of Brad Greenspan, our Chairman and controlling stockholder, for a secured note (the "Greenspan Note") in the principal amount of $50,000. The interest on the aggregate outstanding principal amount of the Greenspan Note accrues at a rate of 18% per annum, payable every two months in arrears, beginning on November 14, 2007 and the loan has a maturity date of September 13, 2008.  However, in an event of default the principal and unpaid interest on the Greenspan Note will bear interest of 25% or the maximum rate authorized by applicable law.  In connection with advance of funds under the Greenspan Note, we delivered to Ron Greenspan, among other things, a five-year warrant, dated September 19, 2007, for the purchase of such number of BroadWebAsia shares that are equal to $50,000 divided by an amount equal to 75% of the per share price received in the next financing or series of related financings in which we sells shares of our common stock or securities convertible into common stock for an aggregate sale price of not less than $1,000,000 (the "Triggering Financing"). The warrants issued in connection with the loan are accounted for as a discount on the loan with the discount being authorized and recognized as interest expense over the term of the loan.

• On September 19, 2007, BroadWebAsia entered into an agreement with J. M. Mallick Revocable Trust, or Mallick, for a secured note, or the “Mallick Note”, in the principal amount of $50,000. The interest on the aggregate outstanding principal amount of the Mallick Note accrues at a rate of 18% per annum, payable every two months in arrears beginning on November 1, 2007, and the loan has a maturity date of September 1, 2008.  In connection with advance of funds under the Mallick Note, we delivered to Mallick, among other things, a five-year warrant for the purchase of such number of BroadWebAsia shares that are equal to $50,000 divided by an amount equal to 75% of the per share price received in the Triggering Financing.

• Following the Share Exchange, on February 15, 2008, we sold an aggregate of $300,000 principal amount of promissory notes ("Bridge Notes") to several purchasers in a private placement transaction pursuant to a note purchase agreement, dated as of February 15, 2008, among us and the Lenders named therein. The Bridge Notes are due on the earlier of August 13, 2008 and the next transaction (or series of related transactions) in which we or our successor sell shares of our capital stock or securities convertible into shares of our capital stock for aggregate gross proceeds of not less than $4,000,000 (including any amounts received upon conversion or cancellation of indebtedness). Interest on the Bridge Notes accrues at a rate of 10% per annum for the first month they are outstanding and at a rate of 18% per annum thereafter. We may prepay the Bridge Notes at any time, in whole or in part, without penalty or premium. If we default in the payment of interest and/or principal on any Bridge Note, the holder thereof may at his option elect to convert all or a portion of the outstanding principal and unpaid accrued interest thereon into shares of our common stock at a conversion price equal to 50% of the closing sale price of our common stock on the date immediately prior to such conversion.

• From time to time Brad Greenspan, our Chairman and controlling stockholder, has advanced us various amounts of funds for our working capital.   On December 7, 2007, BroadWebAsia issued to Mr. Greenspan a convertible note (the "Convertible Note") in the principal amount of $1,150,000 and a "grid" promissory note (the "Grid Note") in the principal amount of $3,000,000. As of May 19, 2008, the outstanding principal amount of the Grid Note is approximately $5,000,000.  The Grid Note and Convertible Note were assumed by the Company at the time of the reverse acquisition with BroadWebAsia in accordance with the provisions of the Share Exchange Agreement.  The notes bear interest at the federal short-term rate in effect during the periods in which any amount owed pursuant to the terms of the notes remain outstanding, or for any entire calendar year that the note remained outstanding, the note bears interest at the "blended annual rate" which is published annually by the Internal Revenue Service.  Principal and accrued interest on the note is payable within sixty (60) days following Mr. Greenspan's written demand for payment, but the Company has the right at any time to prepay, in whole or in part, the principal and accrued interest without penalty upon fifteen (15) days prior written notice to Mr. Greenspan.  The Convertible Note is convertible into shares of our common stock, at the per share price received in the first financing.

• On April 2, 2008, Mr. Brad Greenspan, as guarantor under our senior secured note, dated September 12, 2007, in the principal amount of $750,000, paid the lender thereunder $810,985 as payment in full of the principal, interest, and associated fees with respect to such note. We have agreed to enter into a convertible promissory note agreement with Mr. Greenspan for this amount; however, final terms for this agreement have not yet been reached.

• On April 10, 2008, Mr. Brad Greenspan, as guarantor under our junior secured promissory note, dated December 5, 2007, in the principal amount of $600,000, paid the lender thereunder $634,218 as payment in full of the principal, interest, and associated fees with respect to such note. We have agreed to enter into a convertible promissory note agreement with Mr. Greenspan for this amount; however, final terms for this agreement have not yet been reached.

• On April 15, 2008, Mr. Brad Greenspan advanced an additional $1,300,000 to us to provide to HupoTV for registered capital. We have agreed to enter into a convertible promissory note agreement with Mr. Greenspan for this amount; however, final terms for this agreement have not yet been reached.

In future periods while the purchase warrants remain outstanding, we generally expect to report a gain on derivative liability as our stock price declines, and a loss on derivative liability as our stock price increases (assuming other assumptions used to estimate fair value remain constant). The non-cash gain or loss reported upon re-measurement of our embedded derivative liability may not be indicative of the operating results of our core business activities, but could significantly affect our future reported basic earnings or loss per share depending on numerous factors including the volatility of our stock price.

Seasonality

Our user traffic tends to be seasonal. For example, we generally experience more user traffic during public holidays in China and our advertisers usually spend more to reach them.  In addition, advertising spending in China has historically been cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Our rapid growth has lessened the impact of the cyclicality and seasonality of our business.

Inflation

Inflation does not materially affect our business or the results of our operations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Research and Development

Research and development costs are expensed as incurred. The Company has entered into arrangements with potential target acquisitions, providing funding in the form of notes, in which our research and development activities are partially being conducted by the potential acquirees. Amounts funded under these notes are accounted for by applying the provisions of Statements of Financial Accounting Standards (SFAS) No. 68, Research and Development Arrangements and expensed in the period which the funding occurred. The Company recorded $420,000 in research and development expenses relating to these notes receivable during the three months ended March 31, 2008.

• Revenue Recognition: The Company's revenues are derived primarily from the BroadWebAsia Websites through the sale of online advertisements, keyword search and other digital services, as well as revenue share arrangements with other entities. Revenues occur when services are delivered, when a user clicks on a pay-per-click ad, when advertising spaces is provided on websites and by other means of Internet advertising. The Company recognizes revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

• Consolidation of Variable Interest Entities: PRC law currently limits foreign ownership of companies that provide Internet content and advertising services.  To comply with these foreign ownership restrictions, we operate our websites in China through our indirect subsidiaries BWA Shanghai and 9E3 JV.  We have commercial arrangements with Local Enterprises and their shareholders pursuant to which we provide technology-consulting services and license certain software products and registered domain names and trademarks. Through these commercial arrangements, we also have the ability to substantially influence the Local Enterprises' daily operations and financial affairs, appoint their senior executives and approve all matters requiring shareholder approval.  As a result of these commercial arrangements, which enable us to control the Local Enterprises, we are considered the primary beneficiary of the Local Enterprises.  Accordingly, we regard each Local Enterprise as a Variable Interest Entity under FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," or FIN 46R, and consolidate its results, assets and liabilities in our financial statements.

• Intangible Assets: We carry intangible assets at cost less accumulated amortization. We compute amortization using the straight-line method over the estimated 5.5-year economic life. We review and adjust the carrying value of the intangible assets if the facts and circumstances indicate that the intangible assets may be impaired. The impairment test is applied by comparing the undiscounted cash flow against the carrying value of the assets. If the undiscounted cash flow is less than the carrying value, an impairment loss is recognized as the difference between the carrying value and the fair value of the intangible assets.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the three-month period ended March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Due to our status as a smaller reporting company, this Item is not required.

Item 4T. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this quarterly report and, based on this evaluation, has concluded that the disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

Upon the closing of the Share Exchange on February 12, 2008, the size of Holding' s Board of Directors was increased from two to three directors, Israel Morgenstern and Svetlana Pojasnikova resigned as officers and directors of Holdings, and Brad Greenspan, Peter Schloss and James E. Yacabucci, Jr. were appointed to Holding's Board of Directors.  Simultaneously with the Share Exchange, Holdings appointed the previous officers of BroadWebAsia as the new officers of Holdings.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of February 12, 2008 the Company issued Joseph Abrams 50,000 shares of common stock par value $0.001 as consideration for his investment of $50,000 in the form of a promissory note dated February 15, 2008 between Mr. Abrams and BroadWebAsia, Inc. (f/k/a World of Tea Inc.) Mr. Abrams is an “accredited investor” and the common stock was issued in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

On April 2, 2008 the Company entered into a share purchase agreement, whereby the Company sold 28,409 shares of the Company’s common stock at $0.88 per share ($25,000) to The J.M. Mallick Revocable Trust Dated Aug 26, 1987. As of May 19, 2008, these shares have not been issued. In conjunction with this agreement, The J.M. Mallick Revocable Trust Dated Aug 26, 1987 was issued 14,205 common stock purchase warrants with an exercise price of $1.40. If not earlier exercised, these warrants expire on April 2, 2010. The J.M. Mallick Revocable Trust is an “accredited investor” and the common stock and warrants were issued in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

On March 10, 2008, Lakewood Group, LLC (the “Senior Lender”) notified us, by letter, that we were in default under its $750,000 senior secured note, dated September 12, 2007 (the “Senior Note”) which became due on March 4, 2008. On March 12, 2008, Europlay Capital Advisors, LLC (the “Junior Lender”) notified us, by letter, of a possible default under its $600,000 junior secured note dated December 5, 2007 (the “Junior Note”) which became due March 14, 2008. In April 2008, principal, interest and associated fees with respect to both the Senior Note and the Junior Note were satisfied by Brad Greenspan, our majority stockholder and director and our guarantor under the Senior Note and Junior Note, who agreed to permit our Senior Lender and Junior Lender to utilize cash collateral and proceeds from the sale of pledged securities in order to satisfy the amounts due under both the Senior Note and Junior Note. In return, we agreed to execute a promissory note in favor Mr. Greenspan. The terms of such promissory note have not yet been determined.

Item 4. Submission of Matters to a Vote of Security Holders.

On February 12, 2008, the shareholders of World of Tea Inc. by majority written consent approved the World of Tea 2008 Equity Incentive Plan. Stockholders holding an aggregate of 2,000,000 shares of common stock (representing a total of 52.6% of the shares entitled to vote thereon) executed and delivered consents approving the 2008 Equity Incentive Plan. The 2008 Equity Incentive Plan reserved 12,723,750 shares of its common stock for issuance as an incentive to its officer, directors, employees and other qualified persons. The 2008 Equity Incentive Plan provides us with the ability to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate the active interest of such persons in our development and financial success. The 2008 Equity Incentive Plan allows for the granting of incentive stock options within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the “Code”) and nonqualified stock options. The 2008 Equity Incentive Plan also allows for the granting of restricted stock.

On February 14, 2008, a majority of our stockholders, took action via written consent to approve the merger between “World of Tea Inc.,” a Nevada corporations and “BroadWebAsia, Inc.,” a Delaware corporation and wholly owned subsidiary of World of Tea Inc., whereby upon completion of the merger, the holders of the common stock of World of Tea, Inc. received 1 share of the common stock of BroadWebAsia, Inc. in exchange for each share of common stock of World of Tea Inc., and that the name of the surviving entity would be BroadWebAsia, Inc. The merger also provided that BroadWebAsia, Inc. would acquire all of the assets and assume all of the liabilities and obligations of World of Tea, Inc. by means of the merger. Stockholders holding an aggregate of 76,357,112 shares of our common stock (representing a total of 90.02% of the shares entitled to vote thereon) executed and delivered to us consents approving such merger.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated February 14, 2008 by and between World of Tea Inc., a Nevada Corporation and BroadWebAsia, Inc., a Delaware Corporation (1)
2.2	Certificate of Ownership and Merger dated February 14, 2008 by and between World of Tea Inc. and BroadWebAsia, Inc. (1)
2.3	Articles of Merger dated February 14, 2008 (1)
3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)
10.1	Chinese Foreign Equity Joint Venture Contract, dated November 14, 2006, between Shangdong Linyi Yinguang Fusi Internet Digital Technology Co., Ltd and BroadWebAsia, Inc. (English Translation) (2)
10.2	Articles of Association of Equity Joint Venture Company b/n Beijing Dongfang Shang You Tech Co., Ltd. and BroadWebAsia, Inc., establishing Beijing Souyo Digital Technology Co. Ltd. (2)
10.3	Equity Joint Venture Contract between Shanghai Haolai Computer Information Technology Co, Ltd and BroadWeb Asia, Inc. (2)
10.4
Exclusive Management Consulting Services Agreement, dated November 13, 2007, among BWA Management Consulting (Shanghai) Co., Ltd., Beijing BBMAO Internet Technology Co., Ltd., Xiaozhi Zhang, Xiaohong Dong (2)

10.5	Purchase Option Agreement, dated November 13, 2007, among Beijing BBMAO Internet Technology Co., Ltd., and BWA Management Consulting (Shanghai) Co., Ltd., Xiaozhi Zhang, Xiaohong Dong (2)
10.6	Equity Pledge Agreement, dated November 13, 2007, among Xiaozhi Zhang, Xiaohong Dong, Beijing BBMAO Internet Technology Co., Ltd., and BWA Management Consulting (Shanghai) Co., Ltd. (2)
10.7	Exclusive Technology Consulting Agreement, dated November 13, 2007, between BWA Management Consulting (Shanghai) Co., Ltd. and Beijing BBMAO Internet Technology Co., Ltd (2)
10.8	Senior Secured Note, dated September 12, 2007, by BroadWebAsia, Inc. in favor of Lakewood Group, LLC (2)
10.9	Security Agreement, dated September 12, 2007, between BroadWebAsia, Inc. and Lakewood Group, LLC (2)
10.10	Promissory Note, dated September 14, 2007, by BroadWebAsia, Inc. in favor of Ron Greenspan (2)
10.11	Promissory Note, dated September 14, 2007, by BroadWebAsia, Inc. in favor of Ron Greenspan (2)
10.12	Promissory Note, dated September 19, 2007, by BroadWebAsia, Inc. in favor of JM Mallick Revocable Trust, dated August 26, 1987 (2)
10.13	Employment Agreement, dated January 31, 2007, between BroadWebAsia, Inc. and James Yacabucci. (2)
10.14	Employment Agreement, dated September 18, 2007, between BroadWebAsia, Inc. and Peter Schloss. (2)
10.15	BroadWebAsia, Inc. Share Purchase Warrant, dated September 12, 2007, issued to Lakewood Group, LLC (2)
10.16	BroadWebAsia, Inc. Share Purchase Warrant, dated September 19, 2007, issued to Ron Greenspan (2)
10.17	BroadWebAsia, Inc. Share Purchase Warrant, dated September 19, 2007, issued to JM Mallick Revocable Trust, dated August 26, 1987 (2)

10.18	Convertible Promissory Note, dated December 7, 2007, by BroadWebAsia in favor of Brad Greenspan (2)
10.19	Promissory Note, dated December 7, 2007, by BroadWebAsia in favor of Brad Greenspan (2)
10.20	Restricted Stock Agreement, dated as of January 31, 2007, by and between BroadWebAsia and James Yacabucci (2)
10.21	World of Tea Inc. 2008 Equity Incentive Plan (2)
10.22	Form of 2008 Incentive Stock Option Agreement (2)
10.23	Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of February 12, 2008, between World of Tea Inc. and WTO Holdings, Inc. (2)
10.24	Stock Purchase Agreement, dated as of February 12, 2008 among World of Tea Inc., Israel Morgenstern and Svetlana Pojasnikova (2)
10.25	Note Purchase Agreement, dated as of February 12, 2008, between World of Tea Inc. and the Lenders party thereto (2)
10.26	Form of Promissory Notes, made by World of Tea Inc. for the benefit of the Lenders under the Note Purchase Agreement, dated as of February 12, 2008 (2)
10.27	Resignation and Release of Israel Morgenstern, dated as of February 12, 2008 (2)
10.28	Resignation and Release of Svetlana Pojasnikova, dated as of February 12, 2008 (2)
10.29	Option Agreement between BroadWebAsia and James Yacabucci, dated November 13, 2007, vesting over a three year period (2)
10.30	Option Agreement between BroadWebAsia and James Yacabucci, dated November 13, 2007, vesting over a four year period (2)
10.31	Option Agreement between BroadWebAsia and James Yacabucci, dated November 13, 2007, immediately vesting (2)
10.32	Option Agreement between BroadWebAsia and Peter Schloss, dated November 13, 2007 (2)
10.33	Form of BroadWebAsia Employee Option Agreements (2)
10.34	Form of Lock-Up Agreement (2)
10.35	Junior Secured Note made by BroadWebAsia in favor of EuroPlay, dated as of December 5, 2007 (3)
10.36	Junior Security Agreement between BroadWebAsia and EuroPlay, dated as of December 5, 2007 (3)
10.37	Form of Share Purchase Warrant issued by BroadWebAsia to EuroPlay (3)
10.38	Form of Letter Agreement, dated as of December 3, 2007, between BroadWebAsia and Lakewood (3)

(1) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on February 14, 2008.

(2) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on February 12, 2008

(3) Incorporated herein by reference to the copy of such document included as an exhibit to our Amendment No. 1 to our Current Report on Form 8-K/A filed on February 29, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADWEBASIA, INC.

Date: May 20, 2008	By: /s/ Peter Schloss
Name: Peter Schloss Title: President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated February 14, 2008 by and between World of Tea Inc., a Nevada Corporation and BroadWebAsia, Inc., a Delaware Corporation (1)
2.2	Certificate of Ownership and Merger dated February 14, 2008 by and between World of Tea Inc. and BroadWebAsia, Inc. (1)
2.3	Articles of Merger dated February 14, 2008 (1)
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
10.1	Chinese Foreign Equity Joint Venture Contract, dated November 14, 2006, between Shangdong Linyi Yinguang Fusi Internet Digital Technology Co., Ltd and BroadWebAsia, Inc. (English Translation) (2)
10.2	Articles of Association of Equity Joint Venture Company b/n Beijing Dongfang Shang You Tech Co., Ltd. and BroadWebAsia, Inc., establishing Beijing Souyo Digital Technology Co. Ltd. (2)
10.3	Equity Joint Venture Contract between Shanghai Haolai Computer Information Technology Co, Ltd and BroadWeb Asia, Inc. (2)
10.4
Exclusive Management Consulting Services Agreement, dated November 13, 2007, among BWA Management Consulting (Shanghai) Co., Ltd., Beijing BBMAO Internet Technology Co., Ltd., Xiaozhi Zhang, Xiaohong Dong (2)

10.5	Purchase Option Agreement, dated November 13, 2007, among Beijing BBMAO Internet Technology Co., Ltd., and BWA Management Consulting (Shanghai) Co., Ltd., Xiaozhi Zhang, Xiaohong Dong (2)
10.6	Equity Pledge Agreement, dated November 13, 2007, among Xiaozhi Zhang, Xiaohong Dong, Beijing BBMAO Internet Technology Co., Ltd., and BWA Management Consulting (Shanghai) Co., Ltd. (2)
10.7	Exclusive Technology Consulting Agreement, dated November 13, 2007, between BWA Management Consulting (Shanghai) Co., Ltd. and Beijing BBMAO Internet Technology Co., Ltd (2)
10.8	Senior Secured Note, dated September 12, 2007, by BroadWebAsia, Inc. in favor of Lakewood Group, LLC (2)
10.9	Security Agreement, dated September 12, 2007, between BroadWebAsia, Inc. and Lakewood Group, LLC (2)
10.10	Promissory Note, dated September 14, 2007, by BroadWebAsia, Inc. in favor of Ron Greenspan (2)
10.11	Promissory Note, dated September 14, 2007, by BroadWebAsia, Inc. in favor of Ron Greenspan (2)

10.12	Promissory Note, dated September 19, 2007, by BroadWebAsia, Inc. in favor of JM Mallick Revocable Trust, dated August 26, 1987 (2)
10.13	Employment Agreement, dated January 31, 2007, between BroadWebAsia, Inc. and James Yacabucci. (2)
10.14	Employment Agreement, dated September 18, 2007, between BroadWebAsia, Inc. and Peter Schloss. (2)
10.15	BroadWebAsia, Inc. Share Purchase Warrant, dated September 12, 2007, issued to Lakewood Group, LLC (2)
10.16	BroadWebAsia, Inc. Share Purchase Warrant, dated September 19, 2007, issued to Ron Greenspan (2)
10.17	BroadWebAsia, Inc. Share Purchase Warrant, dated September 19, 2007, issued to JM Mallick Revocable Trust, dated August 26, 1987 (2)
10.18	Convertible Promissory Note, dated December 7, 2007, by BroadWebAsia in favor of Brad Greenspan (2)
10.19	Promissory Note, dated December 7, 2007, by BroadWebAsia in favor of Brad Greenspan (2)
10.20	Restricted Stock Agreement, dated as of January 31, 2007, by and between BroadWebAsia and James Yacabucci (2)
10.21	World of Tea Inc. 2008 Equity Incentive Plan (2)
10.22	Form of 2008 Incentive Stock Option Agreement (2)
10.23	Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of February 12, 2008, between World of Tea Inc. and WTO Holdings, Inc. (2)
10.24	Stock Purchase Agreement, dated as of February 12, 2008 among World of Tea Inc., Israel Morgenstern and Svetlana Pojasnikova (2)
10.25	Note Purchase Agreement, dated as of February 12, 2008, between World of Tea Inc. and the Lenders party thereto (2)
10.26	Form of Promissory Notes, made by World of Tea Inc. for the benefit of the Lenders under the Note Purchase Agreement, dated as of February 12, 2008 (2)
10.27	Resignation and Release of Israel Morgenstern, dated as of February 12, 2008 (2)
10.28	Resignation and Release of Svetlana Pojasnikova, dated as of February 12, 2008 (2)
10.29	Option Agreement between BroadWebAsia and James Yacabucci, dated November 13, 2007, vesting over a three year period (2)
10.30	Option Agreement between BroadWebAsia and James Yacabucci, dated November 13, 2007, vesting over a four year period (2)
10.31	Option Agreement between BroadWebAsia and James Yacabucci, dated November 13, 2007, immediately vesting (2)
10.32	Option Agreement between BroadWebAsia and Peter Schloss, dated November 13, 2007 (2)
10.33	Form of BroadWebAsia Employee Option Agreements (2)
10.34	Form of Lock-Up Agreement (2)
10.35	Junior Secured Note made by BroadWebAsia in favor of EuroPlay, dated as of December 5, 2007 (3)
10.36	Junior Security Agreement between BroadWebAsia and EuroPlay, dated as of December 5, 2007 (3)
10.37	Form of Share Purchase Warrant issued by BroadWebAsia to EuroPlay (3)
10.38	Form of Letter Agreement, dated as of December 3, 2007, between BroadWebAsia and Lakewood (3)

(1) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on February 14, 2008.

(2) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on February 12, 2008.

(3) Incorporated herein by reference to the copy of such document included as an exhibit to our Amendment No. 1 to our Current Report on Form 8-K/A filed on February 29, 2008.