Form 10-Q
period 2008-06-30
BROADWEBASIA, INC.
filed 2008-08-19
CIK 1411055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008
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
YES ☐   NO ☒

As of August 15, 2008, 84,875,000 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

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

and comprehensive loss
		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Unaudited Condensed Consolidated Balance Sheets - June 30, 2008 and December 31, 2007	F-1
	Unaudited Condensed Consolidated Statements of Operations and comprehensive loss for the three-month and six-month periods ended June 30, 2008 and 2007	F-2
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six-month periods ended June 30, 2008 and 2007	F-4
	Unaudited Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2008 and 2007	F-5
	Notes to Unaudited Condensed Consolidated Financial Statements	F-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4T.	Controls and Procedures	9

PART II.	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities.	9
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 6.	Exhibits	10

PART I - FINANCIAL INFORMATION

BroadWebAsia, Inc.

Unaudited Consolidated Balance Sheets
(In U.S. dollars)

	Note	As of,
		June 30,	December 31,
		2008	2007
Assets		(Unaudited)
Current assets:
Cash and cash equivalents		$5,173	$42,444
Other receivables, prepayments and deposits		9,025	85,507

Total current assets		14,198	127,951

Property and equipment, net		20,863	22,575
Intangible assets, net		20,820	22,733
Goodwill		140,073	140,073
Interest in an equity investee	7	582,795	588,424
Deferred Expenses		1,253,627	1,093,377

Total assets		$2,032,376	$1,995,133

Liabilities and shareholders' deficit
Current liabilities:
Short-term loans	3	$1,792,793	$1,352,892
Amount due to stockholders	4	4,847,496	4,508,492
Amount due to related parties	4	40,710	35,653
Other payables and accrued expenses		1,856,727	1,425,495

Total current liabilities		8,557,726	7,322,532

Long-term warrant liabilities		3,079,316	389,846

Total liabilities		11,637,042	7,712,378

Commitments and Contingencies	5

Shareholders' deficit:
Ordinary shares: par value $0.001 per share;
Issued and outstanding 83,112,381	6	83,112	81,132
Additional paid-in capital	6	1,980,122	641,133
Accumulated deficit	6	(11,275,680)	(6,475,528)
Accumulated other comprehensive income		27,784	36,018

Total shareholders' deficit		(9,184,666)	(5,717,245)

Total liabilities and shareholders' deficit		$2,032,376	$1,995,133

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BroadWebAsia, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive loss
(In U.S. dollars)

	For the three months ended
	June 30,	June 30,
	2008	2007

Net revenues	$350	$169
Cost of revenues	—	—

Gross profit	350	169

Expenses
Selling and marketing expenses	(40,000)	(17,173)
General and administrative expenses	(30,000)	(298,171)
Research and development expenses	(36,000)	(900,000)

Total operating expenses	(106,000)	(1,215,344)

Operating Loss	(105,650)	(1,215,175)

Loss from equity investee	(28,993)	—
Interest expense	(2,896,443)	—

Loss before income taxes and minority interests	(2,925,436)	(1,215,175)

Income taxes	—	—

Loss before minority interests	(2,925,436)	(1,215,175)

Minority interests	—	4,852

Net loss	$(2,925,436)	$(1,210,323)

Foreign currency translation	(8,234)	—

Comprehensive loss	(2,933,670)	—

Loss per share, basic and diluted	$(0.04)	$(0.02)

Weighted average shares used in computation
Basic	83,112,381	80,609,252
Diluted	83,112,381	80,609,252

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BroadWebAsia, Inc.

Unaudited Consolidated Statements of Operations
(In U.S. dollars)

	For the six months ended
	June 30,	June 30,
	2008	2007

Net revenues	$480	$615
Cost of revenues	-	-

Gross profit	480	615

Expenses
Selling and marketing expenses	(42,609)	(17,356)
General and administrative expenses	(1,632,241)	(409,134)
Research and Development expenses	(456,000)	-

Total operating expenses	(2,310,851)	(426,670)

Operating Loss	(2,130,370)	(426,055)

Loss from equity investee	(57,986)	-
Interest income /(expense)	(2,896,443)	35,395

Loss before income taxes and minority interests	(7,875,592)	(385,529)

Income taxes	-	-

Loss before minority interests	(7,875,592)	(385,529)

Minority interests	-	4,852

Net loss	$(7,875,592)	$(380,677)

Loss per share, basic and diluted	$(0.09)	$(0.03)

Weighted average shares used in computation
Basic	83,112,381	11,388,260
Diluted	83,112,381	11,388,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BroadWebAsia, Inc.

Unaudited Consolidated Statements of Shareholders’
Deficit for the Six Month Ended June 30, 2008
(In U.S. dollars except shares and share data unless otherwise notes)

					Accumulated
			Additional		other	Total
	Ordinary Shares		Paid-in	Retained	comprehensive	shareholders’
	Shares	Amount	Capital	earnings	income (loss)	deficit

Balance as of January 1, 2008	81,131,688	$81,132	$641,133	$(6,475,528)	$36,018	$(5,717,245)

Issuance of ordinary shares in connection with
Acquisition of net asset	3,800,000	3,800	6,787	—	—	10,587
Cancellation of shares	(2,000,000)	(2,000)	(8,587)	—	—	(10,587)
Grant of restricted stock	155,693	156	3,726	—	—	3,882
Grant of options	25,000	25	1,337,062	—	—	1,337,087
Foreign currency translation adjustment	—	—	—	—	(8,234)	(8,234)
Net loss	—	—	—	(7,875,592)	—	(7,875,592)
	—	—	—	—	—	—

Balance as of June 30, 2008	83,112,381	$83,112	$1,980,122	$(14,351,120)	$27,784	$(12,260,102)

The accompanying notes are an integral part of these unaudited consolidated financial statements

BroadWebAsia, Inc.

Unaudited Consolidated Statements of Cash Flows
(In U.S. dollars except shares and share data unless otherwise notes)

	For the Three Months Ended
	June 30,	June 30,
	2008	2007
Cash flow from operating activities:
Net cash used in operating activities	$(144,000)	$(1,115,298)

Cash flows from investing activities:
Payments to acquire property and equipment	—
Payments to acquire equity investee	—

Net cash used in investing activities

Cash flows from financing activities:
Increase in short-term loan		—
Amount due to stockholders		1,280,330
Amount due to related parties	—	46,741

Net cash provided by financing activities		1,327,071

Net increase in cash and cash equivalents	(144,000)	(88,419)

Effect of exchange rate changes on cash and cash equivalents		(4,382)

Cash and cash equivalents, beginning of year	42,444	164,683

Cash and cash equivalents, end of year	$5,173	$71,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BroadWebAsia, Inc.

Unaudited Consolidated Statements of Cash Flows
(In U.S. dollars except shares and share data unless otherwise notes)

	For the Six Months Ended
	June 30,	June 30,
	2008	2007
Cash flow from operating activities:
Net cash used in operating activities	$(736,839)	$(219,771)

Cash flows from investing activities:
Payments to acquire property and equipment	(907)
Payments to acquire equity investee.	-

Net cash used in investing activities	(907)	(34,851)

Cash flows from financing activities:
Increase in short-term loan	300,000	-
Amount due to stockholders	298,072	-
Amount due to related parties	-	-

Net cash provided by financing activities	598,072	-

Net increase in cash and cash equivalents	(139,674)	185,461

Effect of exchange rate changes on cash and cash equivalents	(31,597)	541

Cash and cash equivalents, beginning of year	42,444	-

Cash and cash equivalents, end of year	$5,173	$185,461

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2008
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
For the Three and Six Months Ended June 30, 2008
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

Basis of Presentation

The accompanying financial statements as of June 30, 2008 and for the three months ended June 30, 2008 and 2007, have been prepared by the Company without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2008, its results of operations and its cash flows for the three months ended June 30, 2008 and 2007 have been made. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

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
For the Three and Six Months Ended June 30, 2008
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

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2008
(In U.S. dollars)

Development type agreements

The Company explores and investigates various business and acquisition opportunities in order to develop and grow its operations. As described in Note 2, the Company has advanced funds to various entities in connection with potential investment and acquisition opportunities. The Company enters into formal note agreements, which also allow the Company to acquire an equity interest in these entities. These entities generally use the funds advanced by the Company for development activities. The ultimate repayment of the notes receivable is dependent upon the results of these development activities having future economic benefit. In accordance with Statement of Financial Accounting Standards No. 68, Research and Development Agreements , the Company has charged the advances to development expense (a component of general and administrative expenses). Additionally, since the payment of any interest income related to the notes receivable is dependent on the results of the development activities, the Company recognizes interest income on the notes receivable generally only when the cash is received. During the three months ended June 30, 2008 and 2007 the Company advanced funds of $ 30,000 and $ 900,000, respectively, under these types of agreements and these amounts were charged to development expense.

Going concern and management’s plans

The consolidated financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2008 and December 31, 2007, the Company had cash and cash equivalents of $ 5,173 and $ 42,444, respectively, a working capital deficit of $ 8,273,528 and $ 7,194,581, and a shareholders’ deficit of $ 9,334,666 and $ 5,577,173, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

Management plans with regard to these conditions, include financing the Company’s existing and future operations through issuances of common stock and/or advances from the stockholders, as well as the exploration of profitable business opportunities. The Short-term loans with Lakewood Group, LLC and Europlay, in the principal amounts of $ 750,000 and $ 600,000 respectively, plus interest, were fully paid in April, 2008 by the Company. The Majority stockholder has also offered to provide up to $ 500,000 in additional working capital to Company from the proceeds of anticipated sales of pledged securities, if sufficient proceeds can be realized from sales. There can be no assurance that funds required during the next twelve months or thereafter will be generated from operations or that those funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2008
(In U.S. dollars)

NOTE 2- NOTES RECEIVABLE
As of June 30
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

In November 2006, February 2007 and June 2007, the Company entered into three convertible note contracts with an unrelated third party (“Note A payor”) for $300,000, $500,000, and $350,000 respectively. The note yields interest at 7.75% per annum, accrued from the commencement date of the loan contracts until the outstanding principal amounts are paid in full or the notes are converted. Under the contract agreement for the $500,000 note, the Company has the option to convert any and all outstanding principle and accrued interest into shares of the Note A payor’s preferred equity securities, which will be issued to the Company at a conversion price equal to price per share paid by other investors in the next round of preferred equity financing, which has not occurred. The loan of $500,000 was due on June 15, 2007 and is fully outstanding in default as of June 30, 2008. The notes of $300,000 and $350,000 are due immediately after the Note A payor received $800,000 from one or more investors in connection with an equity financing. If the Note A payor fails to receive $800,000 from investors within twelve months after the date of the contract notes, the notes will be automatically converted to Note A payor’s ordinary shares at per share price based on pre-money valuation of the Note A payor.

Note A - In November 2007, the Company extended the maturity date for the note totaling $300,000 for one year. The unpaid and unrecorded interest for Note A was $94,602 at June 30, 2008. As of June 30, 2008, the principal amount due was $500,000. The Company has not selected any conversion options and no automatic conversion options are in effect.

Note B - In September and October, 2007, the Company entered into two convertible not contracts with an unrelated third party (“Note B payor”) for $110,000 and $110,000, respectively. The note yield interest at 7.50% per annum accrued from the commencement date of the contracted loans until the outstanding principles are paid in full or the loans are converted. The notes are due immediately after Note B payor received $800,000 from one or more investors in connection with an equity financing. If the Note B payor fails to receive $800,000 from investors within twelve months after the date of the contract notes, the notes will be automatically converted to Note B payor’s ordinary shares at per share price based on pre-money valuation of the Note A payor. In the event that the financing transactions (the “Financing Transaction”) contemplated under the certain term sheet entered into by the Note B payor and the Company on June 8, 2007 is closed, the outstanding principal shall be credited to the Company as a portion of the purchase price for Series A Preferred Shares of the Note A payor to be issued to the Company. The unpaid and unrecorded interest for the entire note was $15,124 at June 30, 2008. The Financing Transaction has not yet been initiated.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2008
(In U.S. dollars)

Note C- In December 2007 and March 2008, the Company entered into three convertible note contracts with an unrelated third party (“Note C payor”) for $110,000, $240,000 and $110,000, respectively. The notes yield interest at 7.25% per annum, accrued from the commencement date of the contracted loans until the outstanding principals are paid in full or the loans are converted. The notes are due immediately after the Note C payor received $800,000 from one or more investors in connection with an equity financing. If the Note C payor fails to receive $800,000 from investors within twelve months after the date of the contract notes, the notes will be automatically converted to Note C payor’s ordinary shares at per share price based on pre-money valuation of the Note C payor. In the event that the financing transactions (the “Financing Transaction”) contemplated under the certain term sheet entered into by the Note C payor and the Company on June 8, 2007 is closed, the outstanding principal shall be credited to the Company as a portion of the purchase price for Series A Preferred Shares of the Note C payor to be issued to the Company. The unpaid and unrecorded interest for the entire note was $14,974 at June 30, 2008. The Financing Transaction has not yet been initiated.

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

In October, 2007, the Company agreed to extend the maturity date of the loans to November 8, 2007. At March, 31 2008, the unpaid and unrecorded interest was $20,720. As of June 30, 2008, the Company has not entered into an Equity Acquisition Agreement and the loans are outstanding. Per terms of the Loan Contracts, the loan sum of $20,000 is 30 days past due and the Company is entitled to receive 5% of the equity in the Note B payor.

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

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2008
(In U.S. dollars)

At June 30, 2008, the unpaid and unrecorded interest amounted to $52,092. As of June 30, 2008, the Company has not converted any outstanding principal or accrued interest to into equity. The entire loan amount of $436,000 is outstanding and due as of the balance sheet date.

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

At March, 31 2008, the unpaid and unrecorded interest amounted to $4,126. As of June 30, 2008, the Company has not converted any outstanding principal or accrued interest to into equity. The entire loan amount of $55,000 is outstanding and due as of the balance sheet date.

Note G - In October to December 2007, the Company entered into six separate loan agreements with an unrelated third party totaling of $477,000. The notes yields interest at 7.50% per annum and were due on various dates through December 31, 2007. At June 30, 2008, the unpaid and unrecorded interest was $20,252.

Note H- In December 2007 and January through March, 2008, the Company entered into six loan agreement with an unrelated third party in the amounts of $80,000, $92,000, $24,000, $90,000, $34,000 and $70,000. The note yields interest at 7.25% per annum. At March, 31 2008, the unpaid and unrecorded accrued interest was $7,600.

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

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2008
(In U.S. dollars)

At June 30, 2008, the unpaid and unrecorded interest amounted to $5,884. As of June 30, 2008, the Company has not entered into an Equity Acquisition Agreement with the Note I payor and the note principle and unpaid interests are due at the balance sheet date.

Note J - In December 2007, the Company entered into a note receivable agreement with an unrelated third party (“Note J payor”) for $150,000. The note was due on June 30, 2008 and is non-interest bearing. The note is collateralized with all issued and outstanding shares of capital stock of the Note J payor’s five shareholders, totaling 100% of the Note J payor company. At any time, the Company has the option to convert any and all outstanding principal under the note into shares of the Note J payor’s preferred equity securities, which will be issued to the Company at a conversion price equal to the price per share paid by other investors in the next round of preferred equity financing. As of June 30, 2008, the Company has not converted any outstanding principals or accrued interest into shares of the Note I payor’s preferred equity securities and the note remains outstanding as of June 30, 2008.

NOTE 3- SHORT TERM LOANS

Creditor	Date	Principal	Interest	Unamortized discount	Total
(i)Lakewood Group, LLC	September 12, 2007	$750,000	$60,985		$810,985
(ii)J.M. Mallick Revocable Trust	September 19 2007	50,000	1,725	(9,016)	42,709
(iii)Europlay Capital	December 19, 2007	600,000	34,216		634,216
(iv)Various lenders under a note purchase agreement	February 15, 2008	300,000	4,883		304,883
Total		$1,700,000	$101,809	$(9,016)	$1,792,793

(i) On September 12, 2007, BroadWebAsia entered into an agreement with Lakewood Group, LLC (“Lakewood”), for a senior secured note (the “Lakewood Note”), in the principal amount of $750,000, the proceeds of which were for working capital and general corporate purposes.   The interest on the aggregate outstanding principal amount of the Lakewood Note accrues at a rate of 18% per annum, payable every two months in arrears, beginning on November 12, 2007 and the note has a maturity date of the earlier of (i) September 12, 2008 and (ii) the occurrence of any financing or series of such financings with an aggregate gross proceeds, directly or indirectly, to BWA in excess of $750,000 (“the Triggering Financing”).  However, in an event of default the principal and unpaid interest on the Lakewood Note will bear interest of 25% or the maximum rate authorized by applicable law.  In connection with advance of funds under the Lakewood Note, BWA delivered to Lakewood, among other things, (i) a personal guaranty from the Company’s controlling shareholder, Brad Greenspan, (ii) a share pledge agreement, pledging 10,575,000 shares of BroadWebAsia, or 92% of its outstanding shares, (iii) a securities account pledge agreement, pledging to Lakewood 763,336 shares of New Motion, Inc., a company owned and controlled by Mr. Greenspan, (iv) an account control agreement by and among First Montauk Securities Corp., Mr. Greenspan and Lakewood with respect to funds on deposit in such account, (v) a security agreement, dated September 12, 2007, between BroadWebAsia and Lakewood unconditionally and irrevocably pledging all its assets as collateral for the Lakewood Note, and (vi) a five-year warrant for the purchase of such number of BroadWebAsia shares that are equal to $750,000 divided by an amount equal to 75% of the per share price received in the Triggering Financing.  At March 31, 2008 and December 31, 2007, principle and interest due under the Lakewood note was $800,250 and $766,500, respectively. Lakewood Group, LLC (the "Senior Lender") notified the Company by letter received by the Company on March 10, 2008 that the Company was in default under the agreement. The entire amount and accrued interest and fees of $810,984 were fully paid . 0n April 2, 2008l by Mr. Brad Greenspan, the Company’s controlling shareholder. The Company has agreed to enter into a convertible promissory note agreement with Mr. Greenspan for this amount; however, as at August 19, 2008 final terms for this agreement have not yet been reached.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2008
(In U.S. dollars)

(ii) On September 19, 2007, BroadWebAsia entered into an agreement with the J. M. Mallick Revocable Trust, or Mallick, for a secured note, (the Mallick Note), in the principal amount of $50,000. Interest on the aggregate outstanding principal amount of the Mallick Note accrues at a rate of 18% per annum, payable every two months in arrears beginning on November 1, 2007, and the note has a maturity date of September 1, 2008.  In connection with the advance of funds under the Mallick Note, the Company delivered to Mallick, among other things, a five-year warrant for the purchase of such number of BroadWebAsia shares that are equal to $50,000 divided by an amount equal to 75% of the per share price received in the Triggering Financing. At June 30, 2008, principle and interest due under the Mallick Note was $51,725.

The fair value of the warrants issued in connection with the Mallick Note are accounted for as a discount on the note. The discount amount is amortized and recognized as interest expense over the term of the loan.. Unamortized discount for the period ended June 30, 2008 amounted to $ 9,016.

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

(iii) On December 5, 2007, BroadWebAsia entered into an agreement with EuroPlay Capital Advisors, LLC (“Europlay”), for the sale and purchase of a junior secured note (the “Europlay Note”), in the principal amount of $600,000, the proceeds of which are for working capital and general corporate purposes.   The interest on the aggregate outstanding principal amount of the Europlay Note accrues at a rate of 18% per annum, payable every two months in arrears, beginning on January 31, 2008, and the note has a maturity date of the date the Lakewood Note is paid in full.  However, in an event of default the principal and unpaid interest on the Europlay Note will bear interest of 25% or the maximum rate authorized by applicable law.  In connection with the advance of funds under the Europlay Note, the Company delivered to Europlay, among other things, (i) a personal guaranty from our controlling shareholder, Brad Greenspan, (ii) a share pledge agreement, pledging 10,575,000 shares of BroadWebAsia, or 92% of its outstanding shares, (iii) a securities account pledge agreement, pledging to Europlay 763,336 shares of New Motion, Inc., a company owned and controlled by Mr. Greenspan, (iv) an account control agreement by and among First Montauk Securities Corp., Mr. Greenspan and Europlay with respect to funds on deposit in such account, (v) a security agreement, dated December 5, 2007, between BroadWebAsia and Europlay unconditionally and irrevocably pledging all of BroadWebAsia’s assets as collateral for the Europlay Note, (vi) a five-year warrant for the purchase of such number of BroadWebAsia shares that are equal to $300,000 divided by an amount equal to 100% of the per share price received in the Triggering Financing and (vii) an Intercreditor Agreement between Lakewood and Europlay in which the Europlay Note is subordinated in all respects to the Lakewood Note. At March 31, 2008, principal and interest due under the Europlay Note was $634,216

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2008
(In U.S. dollars)

Europlay Capital Advisors, LLC (the "Junior Lender") notified the Company by letter received by the Company on March 12, 2008 of a possible default under its $600,000 junior secured note dated December 5, 2007. The entire amount and accrued interest and fees totaling $634,216 was fully paid on April 10, 2008 by Mr. Brad Greenspan, the Company’s controlling shareholder. The Company has agreed to enter into a convertible promissory note agreement with Mr. Greenspan for this amount; however, as at June 30, 2008 final terms for this agreement have not yet been reached.

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

Lakewood Warrant, Greenspan Warrant, Malick Warrant and Europlay Warrants (jointly “Warrants”) have a five year term. The expected exercise price, as of June 30, 2008, was between $0.88 and $1.00.

The warrants are accounted as long-term liabilities under SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Accordingly, we recorded Warrant liabilities at their fair value of $428,202 with a corresponding entry to debt discount. The fair value of the derivative liability for the warrants was measured initially on the respective dates of issuance using the Black-Scholes option pricing model. The debt discount is being amortized on a straight-line basis over the respective lives of each corresponding Notes. As of June 30, 2008 the unamortized balance of the warrant discount was $18,283.

For the three months ended June 30, 2008, the Company amortized $69,674 of debt discount associated with the Warrants. This amount is included in interest expense in the accompanying statements of income.

On June 30, 2008, the fair value of warrant liabilities was calculated using the Black-Scholes option pricing model. The fair value of warrants at June 30, 2008 was $3,079,316 in aggregate. Consequently the Company recognized an interest expense on warrant liability totaling $2,689,470 for the three months ended June 30, 2008.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2008
(In U.S. dollars)

NOTE 4 AMOUNT DUE TO STOCKHOLDERS

From time to time Brad Greenspan has advanced to the Company various amounts of funds for working capital. At June 30, 2008 and December 31, 2007, amounts owed to Mr. Greenspan were approximately $ 4,503,143 and $ 4,164,059, respectively. On December 7, 2007, BroadWebAsia issued to Mr. Greenspan a convertible note (the “Convertible Note”) in the principal amount of $1,150,000 and a “grid” promissory note (the “Grid Note”) in the principal amount of $3,000,000. The Grid and Convertible Notes bear interest at the federal short-term rate in effect during the periods in which any amount owed pursuant to the terms of the Notes remain outstanding, or for any entire calendar year that the Notes remained outstanding and the Note’s interest rate will be revised every six months beginning on January 1, 2008.

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

NOTE 4 AMOUNT DUE TO RELATED PARTY

On September 14, 2007, BroadWebAsia entered into an agreement with Ron Greenspan, the father of Brad Greenspan, for a secured note (the “Greenspan Note”) in the principal amount of $50,000. Interest on the aggregate outstanding principal amount of the Greenspan Note accrues at a rate of 18% per annum, payable every two months in arrears, beginning on November 14, 2007, and the note has a maturity date of September 13, 2008. However, in an event of default, the principal and unpaid interest on the Greenspan Note will bear interest of 25% or the maximum rate authorized by applicable  law. In connection with advance of funds under the Greenspan Note, the Company delivered to Ron Greenspan, among other things, a five-year warrant, dated September 19, 2007, for the purchase of such number of BroadWebAsia shares that are equal to $50,000 divided by an amount equal to 75% of the per share price received in the Triggering Financing. At June 30, 2008 and December 31, 2007, principal and interest due under the Greenspan note was $ 49,977 and $ 50,000, respectively.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2008
(In U.S. dollars)

From January 1, 2008 to June 30, 2008, Mr. Greenspan continued to advance the Company various amounts of funds for working capital. On June 30, 2008, the principal amount owed Mr. Greenspan in connection with the “grid” promissory note dated December 7, 2007 had increased to approximately $4,000,000.

On April 15, 2008, Mr. Brad Greenspan advanced the Company an additional $1,300,000 to HupoTV for registered capital. The Company has agreed to enter into a convertible promissory note agreement with Mr. Greenspan for this amount; however, as at August 19, 2008 final terms for this agreement have not yet been reached.

NOTE 5- COMMITMENT AND CONTINGENCIES

Capital Commitments

On December 5, 2006, the Company signed a conditional Equity Acquisition Agreement for the purchase of an internet domain name for $400,000. This transaction is subject to closing conditions which are not final.

Operating Leases

As of June 30, 2008, the Company had two non-cancelable operating leases for its offices. The leases will expire between 2008 and 2009. At June 30, 2008, minimum future payments under these agreements, are as follows:

Year ending December 31
2008	$68,410
2009	36,252
Total	$104,662

Rental expense was $17,759 for the three months ended June 30, 2008.

Contingencies

The Group is subject to claims and assessments from time to time in the ordinary course of business. The Group’s management does not believe that any of these matters, individually or in the aggregate, will have a materially adverse effect on the Group’s business, financial condition or result of operations, and thus no amounts were accrued for these exposures at June 30, 2008.

BroadWebAsia, Inc.

Notes to the Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2008
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

The aggregated intrinsic value of stock options outstanding and exercisable at June 30, 2008 was calculated based on the latest trading price of the Company’s ordinary shares on June 30, 2008 of $1.50 per share. The Company has recorded $118,504 compensation expense of executive options in the three months ending June 30, 2008.

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
For the Three and Six Months Ended June 30, 2008
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

The fair value of the technical consultant options, as of June 30, 2008 using the Black-Scholes option pricing model was U$2.19 per share. The assumptions used in determining the fair value of the technical consultant options were as follows: volatility 64%, expected dividend yield of 0%, risk-free interest rate of 2.60% and an expected life of 5.67 years.

The Company recorded compensation expense of US$1,153,618 for the three months ended March 31, 2008 in respect of the consultant options granted in 2007 and 2008. The Company has not recorded any compensation expense for the three months ended June 30, 2008 in respect of the technical consultant options granted in 2007 and 2008.

Issuance of Ordinary Shares

In February 2008, the Company granted 25,000 ordinary shares to a finder who facilitated the reverse merger. The grant was accounted at the fair value of US$2.60 per share and was charged to the earnings.

Note 7 - INVESTMENT IN Shandong Yinguang:

At June 30, 2008, the Company's investment in Shandong Yinguang Network Technology Co., Ltd. (“Shandong Yinguang”) is $582,795. The Company's proportionate (loss) income was $(28,993) and $nil for the three months ended June 30, 2008 and 2007, respectively. Financial information of Shandong Yinguang as of June 30, 2008 and  2007, and for the three months ended June 30, 2008 and 2007  is as follows:

	As of and for the three months ended	As of and for the period from February 13, 2007 to
	June 30, 2008	June 30, 2007
Revenues	87,076	Nil
Gross margin	56,787	Nil
Net loss	$(57,986)	$ Nil

OUR INDEPENDENT PUBLIC ACCOUNTANTS HAVE NOT COMPLETED THEIR REVIEW OF THE FINANCIAL STATEMENTS AND ACCOMPANYING NOTES INCLUDED IN THIS FORM 10-QSB AS REQUIRED BY RULE 10-02 (c) (4) OF REGULATION S-X. UPON COMPLETION OF THE REVIEW BY OUR INDEPENDENT PUBIC ACCOUNTANTS, SHOULD ANY ADJUSTMENT(S) BE REQUIRED TO BE MADE TO THESE FINANCIAL STATEMENTS, AN AMENDED FORM 10-QSB WILL BE FILED

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

	Three Months Ended June 30
	2008	2007
Sales revenue	$350	$169	$
Cost of sales	—	—
Gross profit	350	169
Expenses
Administrative expenses	(30,000)	(295,183)
Amortization and depreciation		(2,988)
Selling expenses	(40,000)	(17,173)
Research and Development Expenses	(36,000)	(900,000)
Total expenses	(106,000)	(1,215,344)
Loss from equity invested	(28,993)	—
Interest expense	(2,896,443)	—
Loss before income taxes	(2,925,436)	(1,215,175)
Minority interests	—	4,852
Net loss	(2,925,436)	(1,210,323)

	Six Months Ended June 30
	2008	2007
Sales revenue	$480	$615	$
Cost of sales	-	-
Gross profit	480	615
Expenses
Administrative expenses	(1,632,241)	(409,134)
Amortization and depreciation	-	-
Selling expenses	(42,609)	(17,356)
Research and Development Expenses	(456,000)	-
Total expenses	(2,310,851)	(426,670)
Loss from equity invested	(57,986)	-
Interest expense	(2,896,443)	35,395
Loss before income taxes	(7,875,529)	(385,529)
Minority interests	-	4,852
Net loss	(7,875,529)	(380,677)

Comparison of the three months ended June 30, 2008 and June 30, 2007

Sales Revenue. Our sales revenue is generated from sales of display advertisements, banner advertisements and pop-up advertisements on our websites directly to our advertising clients or via advertising agencies by our internal advertising sales force and other advertising revenues from the sale of keyword search results, however it was negligible during the periods presented.  Sales revenue increased $181, to $350 for the three month period ended June 30, 2008, compared to the three month period ended June 30, 2007.

Cost of Sales. Cost of Sales includes bandwidth costs and certain other costs directly associated with the operation of our websites.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales.  Our gross profit decreased $181 to $350 for the three month period ended June 30, 2008 from approximately $169 for three month period ended June 30, 2007.  Gross profit as a percentage of sales is not meaningful during the periods presented due to lack of revenues during the periods presented.

Administrative Expenses. Administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our administrative expenses decreased $265,183 to $30,000, including amortization and depreciation expense, for the three month period ended June 30, 2008 from approximately $298,171 for the three month period ended June 30, 2007.  This decrease was primarily attributable to decrease in business plan development, developing a corporate structure, and expenses incurred toward establishing operations.  We are now working to improve our internal control system to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404.  As a result, we expect that our administrative expenses will increase until we have fully implemented our new accounting system and our SOX 404 evaluation is completed.

Selling Expenses. Selling expenses include advertising costs and promotional materials, traveling expenses for marketing activities and other sales related costs.  Our selling expenses increased $22,287, or 125% to $40,000 for the three month period ended June 30, 2008 from $2,609 for the three month period ended June 30, 2007.  As a percentage of sales revenue, our selling expenses are not meaningful due to the Company's minimal operations during the periods presented.

Research and Development Expenses. Research and development expenses include amounts relating costs under arrangements in the form of notes the Company has entered into with potential acquisition targets for funding the development of certain products and applications such as the creation of Chinese language widgets, under-manipulated start-pages, interactive guides and other web 2.0 applications. The Company has expensed these notes receivable following the accounting prescribed by Statement of Financial Accounting Standards No. 68, Research and Development Arrangements. The Company’s research and development expenses decreased $870,000 to $36,000 for the three month period ended June 30, 2008 from $900,000 for the three month period ended June 30, 2007. As a percentage of sales revenue, the Company’s research and development expenses are not meaningful due to the Company’s minimal operations during the periods presented.

Total Expenses. Our total expenses decreased $1,109,344 to $106,000 for the three month period ended June 30, 2008 from $1,215,344 for the three month period ended June 30, 2007.  The majority of this decrease relates to the contraction of the business, business plan business development and operations.  Total expenses as a percent of revenue is not meaningful due to the Company's minimal operations during the periods presented.

Loss from Operations before Taxes. Loss from operations before taxes decreased $1,109,525 to $105,650 during the three month period ended June 30, 2008 from $1,215,175 during the three month period ended June 30, 2007.  Income from operations before taxes as a percentage of sales is not meaningful due to the factors described above.

Net loss. Our net loss increased $1,715,113, or 142%, to $2,925,436 during the three month period ended June 30, 2008 from $1,210,323 during the three month period ended June 30, 2007, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $5,173.  The following table provides detailed information about our net cash flow for all financial statements periods presented in this Current Report.

Cash Flow
(All amounts are in thousands of U.S. dollars)

	Three Months Ended
	June 30, 2008	June 30, 2007
Net cash provided by (used in) operating activities	(144,000)	(1,115,298)
Net cash provided by (used in) investing activities		(300,192)
Net cash provided by (used in) financing activities		1,327,071
Effect of foreign currency translation on cash and cash equivalents		(4,382)
Net cash flow	(144,000)	(92,801)

Operating Activities

Net cash used in operating activities was $144,000 for the three month ended June 30, 2008, which is a decrease of $971,298 from the $1,115,298 net cash used in operating activities for the three month period ended June 30, 2007.  The increase of net cash used in operating activities was mainly due to decrease in the business plan development and operations.

Investing Activities

Our main uses of cash for investing activities have been purchases of intangible assets and fixed assets.

Net cash used in investing activities in the three month period ended June 30, 2008 was $nil which is a decrease of $300,192, or 100% from net cash used in investing activities of $300,192 in the three month period ended June 30, 2007.  The decrease was due to the contraction of the business, which did not include the purchases of intangible and fixed assets.

Financing Activities

Net cash provided by financing activities in the three month period ended June 30, 2008 totaled $nil, which is an decrease of $1,327,071, or 100%, from net cash used in financing activities of $1,327,071 in the three month period ended June 30, 2007.  The decrease in net cash is attributable to the Company not incurring any related party loans from our principal shareholder.  Our debt to equity ratio was 2.4:1 as of June 30, 2008 and is not indicative of our financing plans under our business plan.

Our current liquidity resources are insufficient, and we require additional capital to execute our business plan.  To the extent that we are unable to obtain sufficient financing, we may be required to substantially reduce our planned acquisitions and/or operations.

Comparison of the six months ended June 30, 2008 and June 30, 2007

Sales Revenue. Our sales revenue is generated from sales of display advertisements, banner advertisements and pop-up advertisements on our websites directly to our advertising clients or via advertising agencies by our internal advertising sales force and other advertising revenues from the sale of keyword search results, however it was negligible during the periods presented.  Sales revenue decreased $135, to $480 for the six month period ended June 30, 2008, compared to the three month period ended June 30, 2007.

Cost of Sales. Cost of Sales includes bandwidth costs and certain other costs directly associated with the operation of our websites.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales.  Our gross profit decreased $135 to $480 for the six month period ended June 30, 2008 from approximately $615 for six month period ended June 30, 2007.  Gross profit as a percentage of sales is not meaningful during the periods presented due to lack of revenues during the periods presented.

Administrative Expenses. Administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our administrative expenses increased $1,223,107 to $1,632,241, including amortization and depreciation expense, for the six month period ended June 30, 2008 from approximately $409,134 for the six month period ended June 30, 2007.  This increase was primarily attributable to increase in business plan development, developing a corporate structure, and expenses incurred toward establishing operations.  We are now working to improve our internal control system to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404.  As a result, we expect that our administrative expenses will increase until we have fully implemented our new accounting system and our SOX 404 evaluation is completed.

Selling Expenses. Selling expenses include advertising costs and promotional materials, traveling expenses for marketing activities and other sales related costs.  Our selling expenses increased $25,253, to $42,609 for the six month period ended June 30, 2008 from $17,356 for the six month period ended June 30, 2007.  As a percentage of sales revenue, our selling expenses are not meaningful due to the Company's minimal operations during the periods presented.

Research and Development Expenses. Research and development expenses include amounts relating costs under arrangements in the form of notes the Company has entered into with potential acquisition targets for funding the development of certain products and applications such as the creation of Chinese language widgets, under-manipulated start-pages, interactive guides and other web 2.0 applications. The Company has expensed these notes receivable following the accounting prescribed by Statement of Financial Accounting Standards No. 68, Research and Development Arrangements. The Company’s research and development expenses increased $426,000 for the six month period ended June 30, 2008 from $nil for the six month period ended June 30, 2007. As a percentage of sales revenue, the Company’s research and development expenses are not meaningful due to the Company’s minimal operations during the periods presented.

Total Expenses. Our total expenses increased $1,884,181 to $2,310,851 for the six month period ended June 30, 2008 from $426,670 for the six month period ended June 30, 2007.  The majority of this increase relates to the development of the business, business plan and increase in operations.  Total expenses as a percent of revenue is not meaningful due to the Company's minimal operations during the periods presented.

Loss from Operations before Taxes. Loss from operations before taxes increased $1,704,315 to $2,130,370 during the six month period ended June 30, 2008 from $426,055 during the six month period ended June 30, 2007.  Income from operations before taxes as a percentage of sales is not meaningful due to the factors described above.

Net loss. Our net loss increased $7,494,915 to $7,875,592 during the six month period ended June 30, 2008 from $380,677 during the six month period ended June 30, 2007, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $5,173.  The following table provides detailed information about our net cash flow for all financial statements periods presented in this Current Report.

Cash Flow
(All amounts are in thousands of U.S. dollars)

	Six Months Ended
	June 30, 2008	June 30, 2007
Net cash provided by (used in) operating activities	(736,839)	(1,115,298)
Net cash provided by (used in) investing activities	(907)	(300,192)
Net cash provided by (used in) financing activities	598,072	1,327,071
Effect of foreign currency translation on cash and cash equivalents	(31,597)	(4,382)
Net cash flow	(171,271)	(92,801)

Operating Activities

Net cash used in operating activities was $736,879 for the six months ended June 30, 2008, which is a decrease of $378,459 from the $1,115,298 net cash used in operating activities for the six month period ended June 30, 2007.  The decrease of net cash used in operating activities was mainly due to decrease in the business plan development and operations.

Investing Activities

Our main uses of cash for investing activities have been purchases of intangible assets and fixed assets.

Net cash used in investing activities in the six month period ended June 30, 2008 was $907 which is a decrease of $299,285 from net cash used in investing activities of $300,192 in the six month period ended June 30, 2007.  The decrease was due to the contraction of the business, which did not include the purchases of intangible and fixed assets.

Financing Activities

Net cash provided by financing activities in the six month period ended June 30, 2008 totaled $598,072, which is a decrease of $728,999 from net cash used in financing activities of $1,327,071 in the six month period ended June 30, 2007.  The decrease in net cash is attributable to the Company not incurring any related party loans from our principal shareholder.  Our debt to equity ratio was 2.4:1 as of June 30, 2008 and is not indicative of our financing plans under our business plan.

Our current liquidity resources are insufficient, and we require additional capital to execute our business plan.  To the extent that we are unable to obtain sufficient financing, we may be required to substantially reduce our planned acquisitions and/or operations.

Loan Facilities:

The following table illustrates our credit facilities outstanding as of August 19, 2008, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date.

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Ron Greenspan	September 14, 2007	September 13, 2008	1 year	18%	$50,000
J. M. Mallick Revocable Trust	September 19, 2007	September 1, 2008	1 year	18%	$50,000
Various Lenders under a Note Purchase Agreement	February 15, 2008	August 13, 2008	6 months	10% to 18%	$300,000
Total					$400,000

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

Below is a brief summary of the payment obligations under material contacts to which we are a party as of August 19, 2008:

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

We have been in contact with the various lenders under the Bridge Notes and are currently in discussions with them in connection with extending the term of their loans to the Company. We cannot be certain that our discussions will lead to any agreement with them in that regard.

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

Research and Development

Research and development costs are expensed as incurred. The Company has entered into arrangements with potential target acquisitions, providing funding in the form of notes, in which our research and development activities are partially being conducted by the potential acquirees. Amounts funded under these notes are accounted for by applying the provisions of Statements of Financial Accounting Standards (SFAS) No. 68, Research and Development Arrangements and expensed in the period which the funding occurred. The Company recorded $36,000 in research and development expenses relating to these notes receivable during the three months ended June 30, 2008.

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

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the three-month period ended June 30, 2008.

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

10.5	Purchase Option Agreement, dated November 13, 2007, among Beijing BBMAO Internet Technology Co., Ltd., and BWA Management Consulting (Shanghai) Co., Ltd., Xiaozhi Zhang, Xiaohong Dong (2)

10.6	Equity Pledge Agreement, dated November 13, 2007, among Xiaozhi Zhang, Xiaohong Dong, Beijing BBMAO Internet Technology Co., Ltd., and BWA Management Consulting (Shanghai) Co., Ltd. (2)

10.7	Exclusive Technology Consulting Agreement, dated November 13, 2007, between BWA Management Consulting (Shanghai) Co., Ltd. and Beijing BBMAO Internet Technology Co., Ltd (2)

10.8	Senior Secured Note, dated September 12, 2007, by BroadWebAsia, Inc. in favor of Lakewood Group, LLC (2)

10.9	Security Agreement, dated September 12, 2007, between BroadWebAsia, Inc. and Lakewood Group, LLC (2)

10.10	Promissory Note, dated September 14, 2007, by BroadWebAsia, Inc. in favor of Ron Greenspan (2)

10.11	Promissory Note, dated September 14, 2007, by BroadWebAsia, Inc. in favor of Ron Greenspan (2)

10.12	Promissory Note, dated September 19, 2007, by BroadWebAsia, Inc. in favor of JM Mallick Revocable Trust, dated August 26, 1987 (2)

10.13	Employment Agreement, dated January 31, 2007, between BroadWebAsia, Inc. and James Yacabucci. (2)

10.14	Employment Agreement, dated September 18, 2007, between BroadWebAsia, Inc. and Peter Schloss. (2)

10.15	BroadWebAsia, Inc. Share Purchase Warrant, dated September 12, 2007, issued to Lakewood Group, LLC (2)

10.16	BroadWebAsia, Inc. Share Purchase Warrant, dated September 19, 2007, issued to Ron Greenspan (2)

10.17	BroadWebAsia, Inc. Share Purchase Warrant, dated September 19, 2007, issued to JM Mallick Revocable Trust, dated August 26, 1987 (2)

10.18	Convertible Promissory Note, dated December 7, 2007, by BroadWebAsia in favor of Brad Greenspan (2)

10.19	Promissory Note, dated December 7, 2007, by BroadWebAsia in favor of Brad Greenspan (2)

10.20	Restricted Stock Agreement, dated as of January 31, 2007, by and between BroadWebAsia and James Yacabucci (2)

10.21	World of Tea Inc. 2008 Equity Incentive Plan (2)

10.22	Form of 2008 Incentive Stock Option Agreement (2)

10.23	Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of February 12, 2008, between World of Tea Inc. and WTO Holdings, Inc. (2)

10.24	Stock Purchase Agreement, dated as of February 12, 2008 among World of Tea Inc., Israel Morgenstern and Svetlana Pojasnikova (2)

10.25	Note Purchase Agreement, dated as of February 12, 2008, between World of Tea Inc. and the Lenders party thereto (2)

10.26	Form of Promissory Notes, made by World of Tea Inc. for the benefit of the Lenders under the Note Purchase Agreement, dated as of February 12, 2008 (2)

10.27	Resignation and Release of Israel Morgenstern, dated as of February 12, 2008 (2)

10.28	Resignation and Release of Svetlana Pojasnikova, dated as of February 12, 2008 (2)

10.29	Option Agreement between BroadWebAsia and James Yacabucci, dated November 13, 2007, vesting over a three year period (2)

10.30	Option Agreement between BroadWebAsia and James Yacabucci, dated November 13, 2007, vesting over a four year period (2)

10.31	Option Agreement between BroadWebAsia and James Yacabucci, dated November 13, 2007, immediately vesting (2)

10.32	Option Agreement between BroadWebAsia and Peter Schloss, dated November 13, 2007 (2)

10.33	Form of BroadWebAsia Employee Option Agreements (2)

10.34	Form of Lock-Up Agreement (2)

10.35	Junior Secured Note made by BroadWebAsia in favor of EuroPlay, dated as of December 5, 2007 (3)

10.36	Junior Security Agreement between BroadWebAsia and EuroPlay, dated as of December 5, 2007 (3)

10.37	Form of Share Purchase Warrant issued by BroadWebAsia to EuroPlay (3)

10.38	Form of Letter Agreement, dated as of December 3, 2007, between BroadWebAsia and Lakewood (3)

31.1	Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on February 14, 2008.

(2)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on February 12, 2008

(3)	Incorporated herein by reference to the copy of such document included as an exhibit to our Amendment No. 1 to our Current Report on Form 8-K/A filed on February 29, 2008.

(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADWEBASIA, INC.

Date: August 19, 2008	By: /s/ Peter Schloss
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

10.5	Purchase Option Agreement, dated November 13, 2007, among Beijing BBMAO Internet Technology Co., Ltd., and BWA Management Consulting (Shanghai) Co., Ltd., Xiaozhi Zhang, Xiaohong Dong (2)

10.6	Equity Pledge Agreement, dated November 13, 2007, among Xiaozhi Zhang, Xiaohong Dong, Beijing BBMAO Internet Technology Co., Ltd., and BWA Management Consulting (Shanghai) Co., Ltd. (2)

10.7	Exclusive Technology Consulting Agreement, dated November 13, 2007, between BWA Management Consulting (Shanghai) Co., Ltd. and Beijing BBMAO Internet Technology Co., Ltd (2)

10.8	Senior Secured Note, dated September 12, 2007, by BroadWebAsia, Inc. in favor of Lakewood Group, LLC (2)

10.9	Security Agreement, dated September 12, 2007, between BroadWebAsia, Inc. and Lakewood Group, LLC (2)

10.10	Promissory Note, dated September 14, 2007, by BroadWebAsia, Inc. in favor of Ron Greenspan (2)

10.11	Promissory Note, dated September 14, 2007, by BroadWebAsia, Inc. in favor of Ron Greenspan (2)

10.12	Promissory Note, dated September 19, 2007, by BroadWebAsia, Inc. in favor of JM Mallick Revocable Trust, dated August 26, 1987 (2)

10.13	Employment Agreement, dated January 31, 2007, between BroadWebAsia, Inc. and James Yacabucci. (2)

10.14	Employment Agreement, dated September 18, 2007, between BroadWebAsia, Inc. and Peter Schloss. (2)

10.15	BroadWebAsia, Inc. Share Purchase Warrant, dated September 12, 2007, issued to Lakewood Group, LLC (2)

10.16	BroadWebAsia, Inc. Share Purchase Warrant, dated September 19, 2007, issued to Ron Greenspan (2)

10.17	BroadWebAsia, Inc. Share Purchase Warrant, dated September 19, 2007, issued to JM Mallick Revocable Trust, dated August 26, 1987 (2)

10.18	Convertible Promissory Note, dated December 7, 2007, by BroadWebAsia in favor of Brad Greenspan (2)

10.19	Promissory Note, dated December 7, 2007, by BroadWebAsia in favor of Brad Greenspan (2)

10.20	Restricted Stock Agreement, dated as of January 31, 2007, by and between BroadWebAsia and James Yacabucci (2)

10.21	World of Tea Inc. 2008 Equity Incentive Plan (2)

10.22	Form of 2008 Incentive Stock Option Agreement (2)

10.23	Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of February 12, 2008, between World of Tea Inc. and WTO Holdings, Inc. (2)

10.24	Stock Purchase Agreement, dated as of February 12, 2008 among World of Tea Inc., Israel Morgenstern and Svetlana Pojasnikova (2)

10.25	Note Purchase Agreement, dated as of February 12, 2008, between World of Tea Inc. and the Lenders party thereto (2)

10.26	Form of Promissory Notes, made by World of Tea Inc. for the benefit of the Lenders under the Note Purchase Agreement, dated as of February 12, 2008 (2)

10.27	Resignation and Release of Israel Morgenstern, dated as of February 12, 2008 (2)

10.28	Resignation and Release of Svetlana Pojasnikova, dated as of February 12, 2008 (2)

10.29	Option Agreement between BroadWebAsia and James Yacabucci, dated November 13, 2007, vesting over a three year period (2)

10.30	Option Agreement between BroadWebAsia and James Yacabucci, dated November 13, 2007, vesting over a four year period (2)

10.31	Option Agreement between BroadWebAsia and James Yacabucci, dated November 13, 2007, immediately vesting (2)

10.32	Option Agreement between BroadWebAsia and Peter Schloss, dated November 13, 2007 (2)

10.33	Form of BroadWebAsia Employee Option Agreements (2)

10.34	Form of Lock-Up Agreement (2)

10.35	Junior Secured Note made by BroadWebAsia in favor of EuroPlay, dated as of December 5, 2007 (3)

10.36	Junior Security Agreement between BroadWebAsia and EuroPlay, dated as of December 5, 2007 (3)

10.37	Form of Share Purchase Warrant issued by BroadWebAsia to EuroPlay (3)

10.38	Form of Letter Agreement, dated as of December 3, 2007, between BroadWebAsia and Lakewood (3)

31.1	Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on February 14, 2008.

(2)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on February 12, 2008.

(3)	Incorporated herein by reference to the copy of such document included as an exhibit to our Amendment No. 1 to our Current Report on Form 8-K/A filed on February 29, 2008.

(4)	Filed herewith.