Form 10-Q
period 2008-09-30
BROADWEBASIA, INC.
filed 2008-11-20
CIK 1411055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008
OR

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

As of November 20, 2008, 84,875,000 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets - September 30, 2008 (unaudited) and December 31, 2007 (audited)	F-1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2008 and 2007	F-2
	Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Deficit and Comprehensive Income for the nine-month period ended September, 2008	F-3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2008 and 2007	F-4
	Notes to Unaudited Condensed Consolidated Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4T.	Controls and Procedures	9

PART II	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities.	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
Item 6.	Exhibits	10

PART I - FINANCIAL INFORMATION

BroadWebAsia, Inc.

Condensed Consolidated Balance Sheets
(In U.S. dollars)

	Note	As of
		September 30	December 31
		2008 (unaudited)	2007 (audited)
Assets
Current assets:
Cash and cash equivalents		$15,173	$42,444
Other receivables, prepayments and deposits		19,025	85,507

Total current assets		34,198	127,951

Property and equipment, net		20,863	22,575
Intangible assets, net		20,820	22,733
Goodwill		140,073	140,073
Interest in an equity investee	8		588,424
Deferred Expenses		1,253,627	1,093,377

Total assets		$1,469,591	$1,995,133

Liabilities and shareholders' deficit
Current liabilities:
Short-term loans, net	3	$1,690,984	$1,326,417
Amount due to stockholders	4	4,847,496	4,508,492
Amount due to related parties	5	40,710	35,653
Other payables and accrued expenses		1,728,536	1,451,970

Total current liabilities		8,307,726	7,322,532

Long-term warrant liabilities		3,079,316	389,846

Total liabilities		11,387,042	7,712,378

Commitments and Contingencies	6

Shareholders' deficit:
Common shares: par value $0.001 per share;
Issued and outstanding 83,112,381	7	83,112	81,132
Additional paid-in capital	7	1,980,122	641,133
Accumulated deficit	7	(11,425,684)	(6,475,528)
Accumulated other comprehensive income		27,794	36,018
Accumulated other comprehensive loss	8	(582,795)
Total shareholders' deficit		$(9,917,461)	$(5,717,245)

Total liabilities and shareholders' deficit		$1,469,591	$1,995,133

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BroadWebAsia, Inc.

Unaudited Condensed Consolidated Statements of Operations
(In U.S. dollars)

	For the three months ended
	September 30	September 30
	2008	2007

Net revenues	$713	$606
Cost of revenues	-	-

Gross profit	713	606

Expenses
Selling and marketing expenses	(3,000)	(3,000)
General and administrative expenses	(115,676)	(27,750)
Research and development expenses	-	-)

Total operating expenses	(118,676)	(30,750)

Operating Loss	(117,963)	(30,144)
Interest and other non-operating income	-	-
Write-off of investment in equity investee	(582,795)	-
Interest expense	-	-

Loss before income taxes and minority interests	(700,758)	(30,144)

Income taxes	-	-

Loss before minority interests	(700,758)	(30,144)

Minority interests	12,412	10,550

Net loss	$(688,346)	$(19,594)

Loss per share, basic and diluted	$(0.008)	$(0.002)

Weighted average shares used in computation
Basic	82,195,270	11,422,760
Diluted	82,195,270	11,422,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BroadWebAsia, Inc.

Unaudited Condensed Consolidated Statements of Operations
(In U.S. dollars)

	For the nine months ended
	September 30	September30
	2008	2007

Net revenues	$1,063	$1,034
Cost of revenues	-	-

Gross profit	1,063	1,034

Expenses
Selling and marketing expenses	(43,000)	(64,771)
General and administrative expenses	(148,676)	(841,430)
Research and development expenses	(36,000)	-

Total operating expenses	(227,676)	(906,201)

Operating Loss	(226,613)	(905,167)
Interest and other non-operating income		52,437
Loss from equity investee	(582,795)	-
Interest expense	(2,896,443)	(7,650)

Loss before income taxes and minority interests	(3,705,851)	(860,390)

Income taxes	-	-

Loss before minority interests	(3,705,851)	(860,390)

Minority interests	37,613	4,852

Net loss	$(3,668,238)	$(855,538)

Loss per share, basic and diluted	$(0.04)	$(0.07)

Weighted average shares used in computation
Basic	82,195,270	11,422,760
Diluted	82,195,270	11,422,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BroadWebAsia, Inc.

Unaudited Condensed Consolidated Statement of Changes in Shareholders’
Deficit and Comprehensive Income
(In U.S. dollars, except shares and share data)

	Common	Shares	Additional Paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Capital	deficit	income (loss)	deficit

Balance as of January 1, 2008	81,131,688	$81,132	$641,133	$(11,425,684)	$36,018	$(10,667,401)

Issuance of common shares in connection with
Acquisition of World of Tea	1,825,000	1,825	(1,825)	-	-
Grant of restricted stock	155,693	155	3,727	-	-	3,882
Grant of options			1,337,087	-	-	1,337,087
Foreign currency translation adjustment	-	-	-	-	(8,224)	(8,224)
Net loss	-	-	-	(688,346)	-	(688,346)
Comprehensive loss	-	-	-	-	(582,795)	(582,795)

Balance as of September 30, 2008	83,112,381	$83,112	$1,980,122	$(12,114,030)	$(555,001)	$(10,605,797)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BroadWebAsia, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows
(In U.S. dollars)

	For the Nine Months Ended
	September 30	September30
	2008	2007
Cash flow from operating activities:
Net cash used in operating activities	$(592,839)	$(822,068)

Cash flows from investing activities:
Payments to acquire property and equipment	(907)	(3,671)
Payments to acquire interest in equity investee.	-	(300,000)
Increase in notes receivable		(1,204,400)
Net cash used in investing activities	(907)	(1,508,071)

Cash flows from financing activities:
Increase in short-term loans	300,000	850,000
Amount due to stockholders	298,072	1,933,520
Amount due to related parties	-	-

Net cash provided by financing activities	598,072	2,783,520

Net increase (decrease) in cash and cash equivalents	4,326	455,017

Effect of exchange rate changes on cash and cash equivalents	(31,597)	(1,636)

Cash and cash equivalents, beginning of period	42,444	619,700

Cash and cash equivalents, end of period	$15,173	$71,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BroadWebAsia, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(In U.S. dollars)

NOTE 1- ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITIES, GOING CONCERN AND MANAGEMENT’S PLANS

Organization and, principal business activities

On February 12, 2008, World of Tea Inc. (“Holdings”) issued 83,000,000 shares to the former shareholders of BroadWebAsia, Inc., a British Virgin Islands company (“BroadWebAsia”), of which 1,868,312 shares represent unvested restricted shares, in exchange (the “Share Exchange”) for 11,495,000 ordinary shares of BroadWebAsia, which were all of the issued and outstanding shares of BroadWebAsia immediately prior to the Share Exchange. The effective share exchange ratio was 7.22053066550674. Such share exchange caused BroadWebAsia to become a wholly owned subsidiary of Holdings. Subsequently, Holdings changed its name to BroadWebAsia, Inc.

The Share Exchange is being accounted for as a reverse acquisition and recapitalization. BroadWebAsia is the acquiror for accounting purposes and Holdings is the acquired company. Accordingly, BroadWebAsia’s historical financial statements for periods prior to the acquisition become those of the registrant (Holdings) retroactively restated for, and giving effect to, the number of shares received in the Share Exchange. The accumulated deficit of BroadWebAsia is carried forward after the acquisition. Operations reported for periods prior to the Share Exchange are those of BroadWebAsia. Share amounts for the periods prior to the Share Exchange are restated to reflect the equivalent number of shares outstanding. Unless the context requires otherwise, references to the “Company” for periods prior to the closing of the Share Exchange refer to BroadWebAsia, and such references for periods subsequent to the closing of the Share Exchange refer to Holdings, together with its consolidated subsidiaries, including BroadWebAsia.

For all warrants and options issued by BroadWebAsia prior to the Share Exchange, the exercise price and number of shares issuable upon exercise thereof were proportionately adjusted to reflect the exchange ratio in the Share Exchange.

Immediately prior to the Share Exchange, Holdings had 3,800,000 shares issued and outstanding.

Immediately following the Share Exchange, the Company transferred all of its pre-Share Exchange assets and liabilities to its wholly owned subsidiary, WOT Holdings, Inc., a Delaware corporation (“SplitCo”). Thereafter, Holdings transferred all of the outstanding capital stock of SplitCo to the former officers and directors of Holdings, in exchange for cancellation of an aggregate of 2,000,000 shares of common stock of the Company held by such persons (“Split-Off”). The other stockholders of Holdings prior to the Share Exchange continued to hold 1,800,000 shares of the Company after the Split-Off.

The Company is principally engaged in operating Chinese language websites engaged in the provision of social and community entertainment and search services. To comply with the PRC laws and regulations, the Company provides substantially all of its network and marketing services in the PRC via its joint venture, Shandong Yinguang Technology Co. Ltd. (“Shandong Yinguang”) and its subsidiary, BBMao Network Technology Co. Ltd. (“BBMao Beijing”).

BroadWebAsia, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(In U.S. dollars)

Basis of Presentation

The accompanying financial statements as of September 30, 2008 and for the nine months ended September 30, 2008 and 2007, have been prepared by the Company without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2008, its results of operations and its cash flows for the nine months ended September 30, 2008 and 2007, and its changes in shareholders’ deficit and comprehensive income for the nine months ended September 30, 2008, have been made. The results of operations for the three month and nine month periods ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

Derivatives

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) along with related interpretation EITF No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 00-19”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of its common shares. The Company utilizes the Black-Scholes option-pricing model to estimate fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

The Company classifies derivatives as either current or long-term in the balance sheet based on the classification of the underlying instrument, security or contract.

Goodwill

Goodwill represents the excess of the cost of acquisition (comprising purchase price and professional costs) over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries or variable interest entities.  Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it might be impaired.

Impairment of Intangibles and Goodwill

The Company assesses the carrying value of its goodwill on an annual basis and when factors are present that indicate impairment may have occurred. The Company amortizes its intangibles with definite life and assesses their carrying values when factors are present that indicate impairment may have occurred. The Company determines the amount of any impairment charge by using a future discounted cash flow methodology estimate.  The Company recorded $140,072 in goodwill impairment at December 31, 2007 primarily due to slower than anticipated growth and performance of the Company’s subsidiary, BBMao Beijing.

BroadWebAsia, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(In U.S. dollars)

Fair value measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities. As permitted by FASB Staff Position FAS No. 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurement.  The carrying value of receivables and payables, amounts due to stockholders and related parties approximates their market value based on their short-term maturities. Long-term warrant liabilities have been measured at estimated fair value in the financial statements. The initial adoption of SFAS No. 157 had no effect on the consolidated results of operations and financial condition.

Simplified method for share option grants

In December 2007, the SEC issued SAB No. 110 which expresses the views of the staff regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. SAB No. 110 allows public companies which do no have historically sufficient experience to provide a reasonable estimate to continue use of the simplified method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company currently uses the simplified method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the simplified method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB No. 110.

Development type agreements

The Company explores and investigates various business and acquisition opportunities in order to develop and grow its operations. As described in Note 2, the Company has advanced funds to various entities in connection with potential investment and acquisition opportunities. The Company enters into formal note agreements, which also allow the Company to acquire an equity interest in these entities. These entities generally use the funds advanced by the Company for development activities. The ultimate repayment of the notes receivable is dependent upon the results of these development activities having future economic benefit. In accordance with SFAS No. 68, Research and Development Agreements, the Company has charged the advances to development expense (a component of general and administrative expenses). Additionally, since the payment of any interest income related to the notes receivable is dependent on the results of the development activities, the Company recognizes interest income on the notes receivable generally only when the cash is received. During the nine months ended September 30, 2008 and 2007 the Company advanced funds of $420,000 and $900,000, respectively, under these types of agreements and these amounts were charged to development expense. Included in the $900,000 is $300,000 that should have been recorded as a period cost in 2006. Management evaluated this matter in the context of SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and determined that the error was not material to previously issued financial statements.

Going concern and management’s plans

The consolidated financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2008 and December 31, 2007, the Company had cash and cash equivalents of $15,173 and $42,444, respectively, a working capital deficit of $8,273,528 and $7,194,581, respectively, and shareholders’ deficits of $9,334,666 and $5,717,245, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

BroadWebAsia, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(In U.S. dollars)

Management’s plans with regard to these conditions include financing the Company’s existing and future operations through issuances of common stock and/or advances from the stockholders, as well as the exploration of profitable business opportunities. The Short-term loans from Lakewood Group, LLC and Europlay Capital Advisors, LLC, in the principal amounts of $750,000 and $600,000 respectively, plus interest, were fully paid in April 2008 by the Company’s majority stockholders, as guarantor. The majority stockholder has also offered to provide up to $500,000 in additional working capital to the Company from the proceeds of anticipated sales of securities formerly pledged to secure such loans, if sufficient proceeds can be realized from sales. There can be no assurance that funds required during the next twelve months or thereafter will be generated from operations or that those funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.

NOTE 2- NOTES RECEIVABLE

As of September 30
2008
Note A - Interest accrued at 7.75% per annum	$1,150,000
Note B - Interest accrued at 7.50% per annum	220,000
Note C - Interest accrued at 7.25% per annum	460,000
Note D - Interest accrued at 7.75% per annum	120,000
Note E - Interest accrued at 7.75% per annum	436,000
Note F - Interest accrued at 7.50% per annum	55,000
Note G - Interest accrued at 7.50% per annum	397000
Note H - Interest accrued at 7.25% per annum	390,000
Note I - Interest accrued at 7.75% per annum	50,000
Note J - Interest free	150,000
Note K - Interest free	200,000
Note L - Interest free	80,000
Total	$3,708,000
Charged to research and development expenses	(3,708,000)
Total	-

BroadWebAsia, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(In U.S. dollars)

The Company has charged funds advanced under these notes to research and development expenses and generally does not recognize interest income until such amounts are received.

Note A - In November 2006, February 2007 and June 2007, the Company entered into three convertible note contracts with an unrelated third party (“Note A payor”) for $300,000, $500,000, and $350,000 respectively. The notes yield interest at 7.75% per annum, accrued from the commencement date of the loan contracts until the outstanding principal is paid in full or the notes are converted. Under the contract agreement for the $500,000 note, the Company has the option to convert any and all outstanding principal and accrued interest into shares of the Note A payor’s preferred equity securities, which will be issued to the Company at a conversion price equal to price per share paid by other investors in the next round of preferred equity financing, which has not occurred. The loan of $500,000 was due on June 15, 2007 and is in default as of September 30, 2008. The notes of $300,000 and $350,000 are due immediately after the Note A payor receives $800,000 from one or more investors in connection with an equity financing. If the Note A payor fails to receive $800,000 from investors within twelve months after the date of the contract notes, the notes will be automatically converted to Note A payor’s common shares at per share price based on pre-money valuation of the Note A payor.

In November 2007, the Company extended the maturity date for the note totaling $300,000 for one year. The unpaid and unrecognized interest for Note A was $94,602 at March 31, 2008. As of September 30, 2008, the principal amount due was $500,000. The Company has not selected any conversion options and no automatic conversion options are in effect. The Company has stopped accruing interest for Note A as of March 31, 2008 as per an agreement with the Payor.

Note B - In September and October, 2007, the Company entered into two convertible note contracts with an unrelated third party (“Note B payor”) for $110,000 and $110,000, respectively. The notes yield interest at 7.50%
per annum accrued from the commencement date of the contracted loans until the outstanding principal is paid in full or the notes are converted. The notes are due immediately after Note B payor receives $800,000 from one or more investors in connection with an equity financing. If the Note B payor fails to receive $800,000 from investors within twelve months after the date of the contract notes, the notes will be automatically converted to Note B payor’s common shares at a per share price based on pre-money valuation of the Note B payor. In the event that the financing transactions (the “Financing Transaction”) contemplated under the certain term sheet entered into by the Note B payor and the Company on June 8, 2007 is closed, the outstanding principal shall be credited to the Company as a portion of the purchase price for Series A Preferred Shares of the Note B payor to be issued to the Company. The unpaid and unrecognized interest for the entire note was $7,562 at March 31, 2008. The Financing Transaction has not yet been initiated. The Company has stopped accruing interest for Note B as of March 31, 2008 as per an agreement with the Payor.

Note C- In December 2007 and March 2008, the Company entered into three convertible note contracts with an unrelated third party (“Note C payor”) for $110,000, $240,000 and $110,000, respectively. The notes yield interest at 7.25% per annum, accrued from the commencement date of the contracted notes until the outstanding principal amounts are paid in full or the loans are converted. The notes are due immediately after the Note C payor receives $800,000 from one or more investors in connection with an equity financing. If the Note C payor fails to receive $800,000 from investors within twelve months after the date of the contract notes, the notes will be automatically converted to Note C payor’s common shares at per share price based on the pre-money valuation of the Note C payor. In the event that a financing transaction (the “Financing Transaction”) contemplated under a term sheet entered into by the Note C payor and the Company on June 8, 2007 is closed, the outstanding principal shall be credited to the Company as a portion of the purchase price for Series A Preferred Shares of the Note C payor to be issued to the Company. The unpaid and unrecognized interest for the entire note was $7,487 at March 31, 2008. The Financing Transaction has not yet been initiated. The Company has stopped accruing interest for Note C as of March 31, 2008 as per an agreement with the Payor.

BroadWebAsia, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(In U.S. dollars)

Note D - In January and April, 2007, the Company entered into two separate note agreements with an unrelated third party (“Note D payor”) for $100,000 and $20,000, respectively. The notes were intended to be used towards meeting operating requirements of the Note D payor, and each note was due 6 months from the date the contracted amount was received by the Note D payor. If within 6 months of each note’s due date, the Company entered into an Equity Acquisition Agreement with the Note D payor, the Company would have had the option of converting such note into the first installment of its investment. The notes yield interest at 7.75% per annum, accrued from the commencement date of the note agreements until the outstanding principal is paid in full or the notes are converted. Overdue repayments are subject to liquidated damages amounting to 0.03% of the overdue amount for every day of overdue repayment. If the $100,000 remained outstanding 180 days after the due date, the Company was to receive 7.5% of equity, and if the $20,000 remained outstanding 30 days after due date, the Company was to receive 5% of equity, in the Note D payor. The Company has stopped accruing interest for Note D as of March 31, 2008 as per an agreement with the Payor.

The notes were due in July and October 2007. At March, 31 2008, the accrued and unpaid interest was $20,720. As of September 30, 2008, the Company has not entered into an Equity Acquisition Agreement and the loans are outstanding. Pursuant to the terms of the note agreements, because the $100,000 is 180 days past due and because the $20,000 is 30 days past due, the Company is entitled to receive 12.5% of the equity in the Note D payor. The Company has not selected any conversion options and no automatic conversion options are in effect.

Note E - In May, July, August, and September 2007, the Company entered into five convertible note receivable contracts with an unrelated third party (“Note E Payor”) for $225,000, $33,000, $30,000, $70,000, and $78,000, respectively. The notes yield interest at 7.75% per annum, accrued from the commencement date of each individual contract, and all notes were due on November 8, 2007. The notes were collateralized by a total of 27,567 shares of capital stock of the Note E payor and all outstanding principal and unpaid accrued interest are due and receivable immediately. The Company has the option to convert any outstanding principal and accrued interest under the notes, in whole or in part, into shares of the Note E payor’s preferred equity securities (“Preferred Stock”) sold by the Note E payor in its next round of preferred equity financing resulting in gross proceeds to the Note E payor of at least $800,000 (the “Preferred Financing”). If and when the Company chooses conversion of the notes and interest into Preferred Stock, the Company has the option of doing so (a) at a conversion price equal to the price per share paid and the same terms and conditions as other investors in Preferred Financing, or (b) at a conversion price equal to $4.50 per share, and on terms and conditions set forth in a certain Term Sheet.

At March, 31 2008, the unpaid and unrecognized interest amounted to $26,046. As of September 30, 2008, the Company has not converted any outstanding principal or accrued interest to into equity. The entire loan amount of $436,000 is outstanding and due as of the balance sheet date. The Company has stopped accruing interest for Note E as of March 31, 2008 as per an agreement with the Payor.

Note F - In September 2007, the Company entered into a note receivable contract with an unrelated third party (“Note F payor”) for $55,000. The note yields interest at 7.50% per annum, accrued from the commencement date of the loan contract and was due on November 8, 2007. The note was collateralized with 1,800 shares of Note F payor’s capital stock and all outstanding principal and unpaid accrued interest is due and receivable immediately. The Company has the option to convert any outstanding principal and accrued interest under the notes, in whole or in part, into shares of the Note F payor’s preferred equity securities (“Preferred Stock”) sold by the Note F payor in its next round of preferred equity financing resulting in gross proceeds to the Note F payor of at least $800,000 (the “Preferred Financing”). If and when the Company chooses conversion of the notes and interest into Preferred Stock, the Company has the option of doing so (a) at a conversion price equal to the price per share paid and the same terms and conditions as other investors in Preferred Financing, or (b) at a conversion price equal to $4.50 per share, and on terms and conditions set forth in a certain Term Sheet.

At March, 31 2008, the unpaid and unrecognized interest amounted to $2,063. As of September 30, 2008, the Company has not converted any outstanding principal or accrued interest into equity. The entire note amount of $55,000 is outstanding and due as of the balance sheet date. The Company has stopped accruing interest for Note F as of March 31, 2008 as per an agreement with the Payor.

BroadWebAsia, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(In U.S. dollars)

Note G - From October to December 2007, the Company entered into six separate loan agreements with an unrelated third party totaling $397,000. The notes yield interest at 7.50% per annum and were due on various dates through December 31, 2007. At March, 31 2008, the unpaid and unrecognized interest was $10,126. The Company has stopped accruing interest for Note G as of March 31, 2008 as per an agreement with the Payor.

Note H- In November 2007 and through March 2008, the Company entered into a note agreement with an unrelated third party in the aggregate amount of $390,000. The note yield interest at 7.25% per annum At September 30, 2008, the unpaid and unrecognized interest was $3,800. The Company has stopped accruing interest for Note H as of March 31, 2008 as per an agreement with the Payor.

Note I - In June 2007, the Company entered into a note agreement with an unrelated third party (“Note I payor”) in the amount of $50,000. The note was intended to be used towards meeting operating requirements of the Note I payor, and was due 6 months from the date the contracted amount was received by the Note I payor. The note yields interest at 7.75% per annum, and is collateralized with 20% of the Note I payor’s capital stock. The note agreement was entered into by the Company and the Note I payor with the understanding that the Company intends to make an equity investment in the Note I payor. If the Company enters into an Equity Acquisition Agreement with the Note I payor, the Company has the option of converting the note into the first installment of its investment payment. If no Equity Acquisition Agreement exists as of the note’s due date, the Company is entitled to collection of the principal and any accrued and unpaid interest within 15 days thereafter. If the note remains 180 days past due, the Company has the option to convert the note into 20% of the Note I payor’s total issued and outstanding capital stock.

At March, 31 2008, the unpaid and unrecognized interest amounted to $2,942. As of September 30, 2008, the Company has not entered into an Equity Acquisition Agreement with the Note I payor. The note principal and interest was due on January 6, 2008. The Company has stopped accruing interest for Note I as of March 31, 2008 as per an agreement with the Payor.

Note J - In December 2007, the Company entered into a note agreement with an unrelated third party (“Note J payor”) for $150,000. The note was due on March 31, 2008 and is non-interest bearing. The note is collateralized with all issued and outstanding shares of capital stock of the Note J payor. At any time, the Company has the option to convert any and all outstanding principal under the note into shares of the Note J payor’s preferred equity securities, which will be issued to the Company at a conversion price equal to the price per share paid by other investors in the next round of preferred equity financing. As of March, 31 2008, the Company has not converted any outstanding principal or accrued interest into shares of the Note J payor’s preferred equity securities and the note remains outstanding as of May 19, 2008.

Note K – In October 2007, the Company entered into a note agreement with an unrelated third party in the amount of $200,000. The note is non-interest bearing and was due in October 2007.

Deposit – In November 2007, the Company paid a deposit to an unrelated third party in the amount of $80,000. The deposit is non-refundable and will be forfeited unless the Company enters into an agreement for the acquisition of an 80% ownership interest in such third party by December 1, 2008.

NOTE 3- SHORT TERM LOANS, NET

Creditor	Date	Principal	Unamortized discount	Net
(i)Lakewood Group, LLC	September 12, 2007	$750,000		$750,000
(ii)J.M. Mallick Revocable Trust	September 19 2007	50,000	(9,016)	40,984
(iii)Europlay Capital	December 5, 2007	600,000		600,000
(iv)Various lenders under a note purchase agreement	February 15, 2008	300,000		300,000
Total		$1,700,000	$(9,016)	$1,690,984

BroadWebAsia, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(In U.S. dollars)

Interest expense for the period ended September 30, 2008 was $101,809.

(i) On September 12, 2007, the Company entered into an agreement with Lakewood Group, LLC (“Lakewood”), for a senior secured note (the “Lakewood Note”), in the principal amount of $750,000, the proceeds of which were for working capital and general corporate purposes.   The interest on the aggregate outstanding principal amount of the Lakewood Note accrues at a rate of 18% per annum, payable every two months in arrears, beginning on November 12, 2007 and the note had a maturity date of the earlier of March 4, 2008 and the occurrence of any financing, whether debt or equity or series of financings with an aggregate gross proceeds to the Company in excess of $750,000.  However, in an event of default the principal and unpaid interest on the Lakewood Note was to bear interest of 25% or the maximum rate authorized by applicable law.  In connection with the advance of funds under the Lakewood Note, the Company delivered to Lakewood, among other things, (i) a personal guaranty from the Company’s controlling shareholder, Brad Greenspan, (ii) a share pledge agreement, pledging 10,575,000 shares of BroadWebAsia, or 92% of its outstanding shares, (iii) a securities account pledge agreement, pledging to Lakewood 763,336 shares of New Motion, Inc., a company whose shares are quoted on the NASDAQ Global Market, (iv) an account control agreement by and among First Montauk Securities Corp., Mr. Greenspan and Lakewood with respect to funds on deposit in such account, (v) a security agreement, dated September 12, 2007, between the Company and Lakewood unconditionally and irrevocably pledging all BroadWebAsia’s assets as collateral for the Lakewood Note, and (vi) a five-year warrant for the purchase of such number of the Company’s shares that are equal to $750,000 divided by an amount equal to 75% of the per share price received in the next financing or series of related financings in which the Company sells shares of its common stock or securities convertible into common stock for an aggregate sale price of not less than $1,000,000 (the “Triggering Financing”).  At March 31, 2008, principal and interest accrued under the Lakewood Note was $810,985. Lakewood Group, LLC (the "Senior Lender") notified the Company by letter received by the Company on March 10, 2008 that the Company was in default under the agreement.

On April 2, 2008, the principal, interest and associated fees were paid in full by Mr. Brad Greenspan, in an amount of $810,985. The Company has agreed to enter into a convertible promissory note agreement with Mr. Greenspan for this amount; however, final terms for this agreement have not yet been reached.

(ii) On September 19, 2007, the Company entered into an agreement with the J. M. Mallick Revocable Trust, or Mallick, for a secured note, (the Mallick Note), in the principal amount of $50,000. Interest on the aggregate outstanding principal amount of the Mallick Note accrues at a rate of 18% per annum, payable every two months in arrears beginning on November 1, 2007, and the note has a maturity date of September 1, 2008.  In connection with the advance of funds under the Mallick Note, the Company delivered to Mallick, among other things, a five-year warrant for the purchase of such number of the Company’s shares that are equal to $50,000 divided by an amount equal to 75% of the per share price received in the Triggering Financing. At March 31, 2008, principle and interest due under the Mallick Note was $51,725.

The fair value of the warrants issued in connection with the Mallick Note is accounted for as a discount on the note. The discount amount is amortized and recognized as interest expense over the term of the loan. Unamortized discount as of March 31, 2008 amounted to $9,016.

BroadWebAsia, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(In U.S. dollars)

(iii) On December 5, 2007, the Company entered into an agreement with EuroPlay Capital Advisors, LLC (“Europlay”), for the sale and purchase of a junior secured note (the “Europlay Note”), in the principal amount of $600,000, the proceeds of which were for working capital and general corporate purposes.   The interest on the aggregate outstanding principal amount of the Europlay Note accrues at a rate of 18% per annum, payable every two months in arrears, beginning on January 31, 2008, and the note has a maturity date of the earlier of (x) March 14, 2008 and (y) the date the Lakewood Note is paid in full.  However, in an event of default the principal and unpaid interest on the Europlay Note was to bear interest of 25% or the maximum rate authorized by applicable law.  In connection with the advance of funds under the Europlay Note, the Company delivered to Europlay, among other things, (i) a personal guaranty from the Company’s controlling shareholder, Brad Greenspan, (ii) a share pledge agreement, pledging 10,575,000 shares of BroadWebAsia, or 92% of its outstanding shares, (iii) a securities account pledge agreement, pledging to Europlay 763,336 shares of New Motion, Inc., (iv) an account control agreement by and among First Montauk Securities Corp., Mr. Greenspan and Europlay with respect to funds on deposit in such account, (v) a security agreement, dated December 5, 2007, between the Company and Europlay unconditionally and irrevocably pledging all of BroadWebAsia’s assets as collateral for the Europlay Note, (vi) a five-year warrant for the purchase of such number of the Company’s shares that are equal to $300,000 divided by an amount equal to 100% of the per share price received in the Triggering Financing and (vii) an Intercreditor Agreement between Lakewood and Europlay in which the Europlay Note is subordinated in all respects to the Lakewood Note. At March 31, 2008, principal and interest accrued under the Europlay Note was $634,216. Europlay notified the Company by letter received by the Company on March 12, 2008 of a possible default under the Europlay Note. The entire principal amount and accrued interest and fees totaling $634,216 was fully paid on April 10, 2008 by Mr. Brad Greenspan, the Company’s controlling shareholder. The Company has agreed to enter into a convertible promissory note agreement with Mr. Greenspan for this amount; however, final terms for this agreement have not yet been reached.

(iv) On February 15, 2008, in conjunction with the share exchange on February 12, 2008, the Company entered into a promissory note agreement, whereby the company borrowed $300,000 from a group of investors. The notes issued by the Company pursuant to such agreement (the “Bridge Notes”) are due on the earlier of August 13, 2008 and the next transaction (or series of related transactions) in which the Company or its successor sell shares of the Company’s capital stock or securities convertible into shares of the Company’s capital stock for aggregate gross proceeds of not less than $4,000,000 (including any amounts received upon conversion or cancellation of indebtedness). Interest on the Bridge Notes accrues at a rate of 10% per annum for the first month they are outstanding and at a rate of 18% per annum thereafter. The Company may prepay the Bridge Notes at any time, in whole or in part, without penalty or premium. At September 30, 2008, principal and accrued interest on the Bridge Notes was $308,883.

Events of default under each Bridge Note include, but are not limited to, the following:

•	the Company’s default in the payment of interest and/or principal on such Bridge Note;

•	the Company’s failure to materially perform any other obligation under such Bridge Note and such failure continues uncured for a period of ten (10) business days after notice thereof;

•	certain insolvency or bankruptcy related events with respect to the Company;

•	the Company’s sale or other transfer of all or substantially all of its assets; or

•	the Company’s material default under any indebtedness that gives the holder thereof the right to accelerate such indebtedness.

Upon the occurrence of an event of default, the entire indebtedness (including accrued interest) due under each Bridge Note shall, at the option of its holder, become immediately due and payable, without notice.

If the Company defaults on the payment of interest and/or principal on any Bridge Note, the holder thereof may, at his option, elect to convert all or a portion of the outstanding principal and unpaid accrued interest thereon into shares of the Company’s common stock at a conversion price equal to 50% of the closing sale price of the Company’s common stock on the date immediately prior to such conversion. As at November 20, 2008 the Company has been in negotiations with the holder of the Bridge Note regarding a new payment plan for the Bridge Note and a restructuring of its terms.

BroadWebAsia, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(In U.S. dollars)

The holders of the Lakewood Note, Greenspan Note and Malick Note received warrants (“the Discount Warrants”) exercisable to purchase the Company’s common shares up to an aggregate amount of $850,000. The exercise price of the Discount Warrants is 75% of the per share price received in the Triggering Financing.

The holder of the Europlay Note received a warrant (the “Europlay Warrant” and, together with the Discount Warrants, the “Note-Paired Warrants”) exercisable to purchase the Company’s common shares up to an aggregate amount of $300,000. The exercise price of the Europlay Warrant is 100% of the per share price received in Triggering Financing.

The Note-Paired Warrants have a five year term. The expected exercise prices of the Europlay Warrant and the Discount Warrants, as of March 31, 2008, were between $0.88 and $1.00 and between $0.66 and $0.75, respectively, based on an anticipated per share price of between $0.88 and $1.00 in the Triggering Financing. However, there can be no assurance that a Triggering Financing will be consummated within the expected price range or at all.

Due to the variable price provisions, the warrants, in accordance with EITF No. 00-19, meet the definition of a derivative. Accordingly, the Company recorded warrant liabilities at their fair value of $428,202. The fair value of the derivative liability for the Note-Paired Warrants was measured initially on the respective dates of issuance using the Black-Scholes option pricing model. The debt discount is being amortized on a straight-line basis over the respective lives of each corresponding note. As of March 31, 2008 the unamortized balance of the warrant discount was substantially amortized to interest expense.

On March 31, 2008, the fair value of warrant liabilities was re-measured using the Black-Scholes option pricing model. The fair value of Note-Paired Warrants at March 31, 2008 was approximately $3,080,000 in the aggregate. Consequently, the Company recognized interest expense, net of discount on the warrant liability of approximately $2,690,000 for the three months ended March 31, 2008.

NOTE 4- AMOUNT DUE TO STOCKHOLDERS

From time to time Brad Greenspan has advanced to the Company various amounts of funds for working capital. At September 30, 2008 and December 31, 2007, amounts owed to Mr. Greenspan were approximately $4,800,000 and $4,500,000 plus accrued interest, respectively. On December 7, 2007, the Company issued to Mr. Greenspan a convertible note (the “Convertible Note”) in the principal amount of $1,150,000 and a “grid” promissory note (the “Grid Note”) in the initial principal amount of $3,000,000. The principal amount of the Grid Note has been increased from time to time to reflect additional advances of funds by Mr. Greenspan to the Company. As of September 30, 2008, the outstanding principal amount of the Grid Note was approximately $3,700,000. The Grid Note and Convertible Note each bear interest at the federal short-term rate in effect during the periods in which any amount owed pursuant to the terms of such note remains outstanding, or for any entire calendar year that such note remains outstanding the notes’ interest rate will be revised every six months beginning on January 1, 2008 and again revised every six-months thereafter in accordance with the applicable federal short-term rate published by the Internal Revenue Service

Principal and accrued interest on each of the Grid Note and the Convertible Note are payable within sixty (60) days following Mr. Greenspan’s written demand for payment, but the Company has the right at any time to prepay, in whole or in part, the principal and accrued interest without penalty upon fifteen (15) days prior written notice to Mr. Greenspan. The Convertible Note is convertible into shares of the Company’s common stock, at the per share price received in the first private equity financing. Because the conversion is contingent upon an equity financing and because the conversion price cannot be determined until such equity financing occurs, there is not a beneficial conversion feature associated the Convertible Note at September 30, 2008.

BroadWebAsia, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(In U.S. dollars)

From January 1, 2008 to September 30, 2008, Mr. Greenspan continued to advance the Company various amounts of funds for working capital. On September 30, 2008, the principal amount owed Mr. Greenspan in connection with the “grid” promissory note dated December 7, 2007 had increased to approximately $3,700,000.

In April 2008, Mr. Greenspan advanced the Company an additional approximately $1,500,000 of additional funds for a deposit on a potential acquisition. The Company has agreed to enter into a convertible promissory note agreement with Mr. Greenspan for this amount; however, final terms for this agreement have not yet been reached.

NOTE 5- AMOUNT DUE TO RELATED PARTY

On September 14, 2007, the Company entered into an agreement with Ron Greenspan, the father of Brad Greenspan, for a secured note (the “Greenspan Note”) in the principal amount of $50,000. Interest on the aggregate outstanding principal amount of the Greenspan Note accrues at a rate of 18% per annum, payable every two months in arrears, beginning on November 14, 2007, and the Greenspan Note has a maturity date of September 13, 2008. As of November 20, 2008 the Greenspan Note has not been paid and the Company has been negotiating a new payment plan for the Greenspan Note with Ron Greenspan. The Greenspan Note provides that in an event of default, the principal and unpaid interest on the Greenspan Note will bear interest of 25% or the maximum rate authorized by applicable law. In connection with the advance of funds under the Greenspan Note, the Company delivered to Ron Greenspan, among other things, a five-year warrant, dated September 19, 2007, for the purchase of such number of the Company’s shares that are equal to $50,000 divided by an amount equal to 75% of the per share price received in the Triggering Financing. The warrant issued in connection with the Greenspan Note is accounted for as a discount which is being amortized and recognized as interest expense over the term of the note. At September 30, 2008 and December 31, 2007 unamortized discount under the Greenspan Note was $9,290 and $14,347, respectively.

NOTE 6- COMMITMENT AND CONTINGENCIES

Capital Commitments

On December 5, 2006, the Company signed a conditional Equity Acquisition Agreement for the purchase of an internet domain name for $400,000. This transaction is subject to closing conditions which are not final.

Operating Leases

As of September 30, 2008, the Company had two non-cancelable operating leases for its offices. The leases will expire between 2008 and 2009. At September 30, 2008, minimum future payments under these agreements, are as follows:

Year ending December 31
2008, remainder of year	$68,410
2009	36,252
Total	$104,662

Rental expense was $17,759 for the nine months ended September 30, 2008.

BroadWebAsia, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(In U.S. dollars)

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any of these matters, individually or in the aggregate, will have a materially adverse effect on the Company’s business, financial condition or result of operations, and thus no amounts were accrued for these exposures at September 30, 2008.

NOTE 7- SHAREHOLDERS’ DEFICIT

Executive Stock Options

In November 2007, the Company granted stock options to purchase an aggregate of 4,996,600 shares of its common stock (“executive stock options”) to two executives of the Company at an exercise price of $0.60 per share, with a contractual life of ten years. The executive stock options vest, with respect to 110,387 shares, upon grant, and with respect to 217,461 and 518,752 shares ratably over three and four years, respectively. The executive stock options vest, with respect to 1,037,500 shares, on October 1, 2008, and, with respect to the remaining 3,112,500 shares, in equal monthly installments over the following three year period.

The executive stock options are accounted in accordance with FAS No. 123 (R) Share-based payment. The fair value of the executive stock options, less expected forfeitures, is recognized as compensation cost over the awards’ respective vesting periods on a straight-line basis. The amount of compensation cost for each executive stock option is measured based on the fair value, as determined by the Black-Scholes option pricing model, on the date that award was granted and adjusted for the estimated number of awards that are expected to vest.

On the date of grant, the weighted-average fair value of the executive stock options was $0.34 per share. The weighted assumptions used to determine the fair value of the executive stock options are: expected volatility of 62%, expected dividend yield of 0%, risk-free interest rate of 3.95% and an expected life of 5.99 years.

The aggregated intrinsic value of stock options outstanding and exercisable at September 30, 2008 of $321,862 was calculated based on the latest trading price of the Company’s ordinary shares on September 30, 2008 of $1.49 per share. The Company has recorded $118,504 of compensation expense of executive stock options in the nine months ending September 30, 2008.

Consultant Stock Options

In November 2007, the Company granted 2,267,692 options to outside consultants at an exercise price of $0.60 per share, with a contractual life of ten years. 265,600 of such options (“2007 Management Consultant Options”) were granted to one consultant and fully vested upon grant in exchange for consulting services received. The remaining 2,002,092 options (“Technical Consultant Options”) were granted to 33 individual consultants who provide technical services to the Company. The Technical Consultant Options vest ratably over a 4-year period.

In February 2008, the Company granted 332,000 options to a management consultant (“2008 Management Consultant Options” and, together with the 2007 Management Consultant Options and the Technical Consultant Options, the “Consultant Stock Options”). These options were fully vested upon grant and were subject to the same terms as the 2007 management consultant options.

BroadWebAsia, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(In U.S. dollars)

The Company accounted the Consultant Stock Options in accordance with FAS No. 123(R), Share-Based Payment and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The fair values of the 2007 Management Consultant Options and 2008 Management Consult Options are recognized as a general and administrative expense upon grant. The expense amount for each stock option is measured based on the fair value, as determined by the Black-Scholes option pricing model, on the date that the share-based award is granted.

On the date of grant, the fair value of the 2007 Management Consultant Options is $0.34 per share. The assumptions used to determine the fair value of 2007 Management Consultant Options are: expected volatility of 61%, expected dividend yield of 0%, risk-free interest rate of 3.77% and an expected life of 5 years.

On the date of grant, the fair value of the 2008 Management Consultant Options is $2.14 per share. The assumptions used to determine the fair value of 2008 Management Consultant Options are: expected volatility of 60%, expected dividend yield of 0%, risk-free interest rate of 2.63% and an expected life of 4.87 years.

The Company recognizes a general and administrative expense for the Technical Consultant Options on a straight-line basis over the 4-year service period. The aggregate cost for Technical Consultant Options is measured based on the service-rendered portion of the fair value on each reporting date until the final full-vesting date. Change in fair value between reporting dates is recorded as an expense for the period.

The fair value of the Technical Consultant Options, on the grant date, using the Black-Scholes option pricing model was $0.34 per share. The assumptions used in determining the fair value of the Technical Consultant Options were as follows: volatility 62%, expected dividend yield of 0%, risk-free interest rate of 3.87% and an expected life of 6.06 years.

The fair value of the Technical Consultant Options, as of September 30, 2008 using the Black-Scholes option pricing model was $2.19 per share. The assumptions used in determining the fair value of the Technical Consultant Options were as follows: volatility, 64%, expected dividend yield, 0%, risk-free interest rate of 2.60% and an expected life of 5.67 years.

The Company recorded a compensation expense of $1,153,618 for the nine months ended September 30, 2008 in respect of the Consultant Stock Options granted in 2007 and 2008

Issuance of Shares of Common Stock

In February 2008, the Company granted 25,000 shares of Common Stock to a finder who facilitated the reverse merger.

Note 8 - INVESTMENT IN SHANDONG YINGUANG:

At September 30, 2008, the Company has written off its entire investment $582,795 investment in Shandong Yinguang Network Technology Co., Ltd. (“Shandong Yinguang”). The Company does not nor is it able to exercise control of or influence the Board of Directors and the management of Shandong Yinguang. As at November 20, 2008 the Company has not received information relating to its investment in Shandong Yinguang since June 30, 2008 nor has it since June 30, 2008 been permitted access to the financial books, records and/or premises of Shandong Yinguang to inspect such financial books and records. The Company is discussing its rights and potential remedies with legal counsel in China but is not certain that this situation will be resolved satisfactorily.

BroadWebAsia, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(In U.S. dollars)

Note 9 -  AGREEMENT WITH MAJOR LEAGUE BASEBALL ADVANCED MEDIA

On or about March 26, 2008, the Company reached an agreement with Major League Baseball Advanced Media (MLBAM) whereby the Company is to create, own and operate a website in the simplified Chinese language which is to focus on Major League Baseball. The agreement is effective until December 31, 2008. MLBAM is to provide all content necessary for the website. The Company is to share revenues with MLBAM from advertising sales on the website after certain revenue thresholds are achieved.

Note 10 - SUBSEQUENT EVENTS

Departure of a Director and Officer of the Company

On October 15, 2008, Mr. James E. Yacabucci, Jr. resigned from the Board of Directors of the Company. He has also resigned as the Chief Operating Officer of the Company. The Company is currently negotiating a transition arrangement with Mr. Yacabucci and is also seeking to hire an individual(s) in either Los Angeles or China to replace him.

Bandwidth Supply Arrangement with Onion KK

Subsequent to the period end, the Company entered into an arrangement with Onion KK, where Onion KK would provide certain bandwidth and other services to the Company commencing in November 2008. In connection with this arrangement, Onion KK advanced to the Company the sum of $525,000 that is repayable by the Company December 15, 2008. As at November 20, 2008, Onion KK has not provided any bandwidth or other services to the Company.

Mallick Share Purchase

On April 2, 2008 the Company entered into a share purchase agreement, whereby the Company sold 28,409 shares of the Company’s common stock at $0.88 per share ($25,000) to Mallick. As of November 20, 2008, these shares have not been issued. In conjunction with this agreement, Mallick was issued warrants to purchase 14,205 shares of the Company’s common stock with an exercise price of $1.40. If not earlier exercised, these warrants expire on April 2, 2010.

Convertible Notes

On April 4, 2008 the Company entered into a convertible promissory note agreement in the amount of $60,000 with an unrelated party. The note is convertible into the Company’s common shares at $2.00 per share, or simultaneous with the closing of a financing of at least $8 million dollars occurring anytime on or before January 4, 2009, at the price paid by investors in such financing. Unless earlier converted into common stock, the principal, plus accrued interest of 25% per annum is due and payable on April 4, 2009. In conjunction with this agreement, warrants were issued which provide rights to purchase $3,000 worth of the Company’s common shares at an exercise price of $2.25. Upon conversion of this note into common shares, the number of warrants issued will be increased by 100%. If not earlier exercised, these warrants expire on April 4, 2010.

BroadWebAsia, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(In U.S. dollars)

On April 9, 2008 the Company entered into a convertible promissory note agreement in the amount of $100,000 with an unrelated third party. The note is convertible into the Company’s common shares at $1.35 per share, or simultaneous with the closing of a financing of at least $8 million dollars occurring at any time on or before January 9, 2008 at the price paid by investors in such financing. Unless earlier converted into common shares, the principal plus accrued interest of 30% per annum is due and payable on April 9, 2009. In conjunction with this agreement, three-year warrants were issued which provide rights to purchase $20,000 worth of the Company’s common stock at an exercise price of $1.85. Upon conversion of this Note into common shares, the number of warrants issued will be increased by 100%. If not earlier exercised, these warrants expire on April 10, 2011.

On April 9, 2008 the Company entered into a convertible promissory note agreement in the amount of $25,000 with a related company. The note is convertible into the Company’s common shares at $2.00 per share, or simultaneous with the closing of a financing of at least $8 million dollars occurring at anytime on or before January 9, 2008 at the price paid by investors in such financing. Unless earlier converted into common shares, the principal plus accrued interest of 25% per annum is due and payable on April 9, 2009. In conjunction with this agreement, warrants were issued which provide rights to purchase $1,250 worth of the Company’s common shares at an exercise price of $2.25. Upon conversion of this note into common shares, the number of warrants issued will be increased by 100%. If not earlier exercised, these warrants expire on April 10, 2010.

Additional Shareholder’s Loans

The Company’s controlling shareholder continued to advance the Company various amounts of funds for working capital purposes. As at November 20, 2008, the principal amount under the Grid Note had increased to approximately $5,750,000.

MeeVee License and Stock Issuance

On May 15, 2008 a letter of intent to purchase was signed by and between the Company, LiveVideo (“LV”) and MeeVee, Inc., a wholly owned subsidiary of LV (“Meevee”), whereby the Company will obtain an exclusive and perpetual license to certain intellectual property assets held by Meevee for the purpose of allowing the Company to create and operate a Meevee business that is to be established in the Asia territory (the “BWA-Meevee Asia Business”) in consideration for $1,087,147 payable to Mevee in shares of the Company’s common stock valued at $2.4133 per share (which is the average trading price for the 30 days preceding the letter of intent). LV is a wholly owned subsidiary of LiveUniverse, an entity controlled by Mr. Greenspan, who is also the Company’s controlling shareholder and a director. Meevee owns and operates a TV and video listing interactive website. Additionally, LV has agreed to acquire a 25% interest in the BWA-Meevee Asia Business from the Company in return for a cash payment of $250,000 payable at Closing. The letter of intent provides that the parties will promptly negotiate, in good faith, the terms of the requisite documentation needed to effect the transaction. Such documentation has not yet been finalized.

Financing Transactions

The Company’s controlling stockholder, who was the guarantor of the Lakewood Note and Europlay Note agreed to permit Lakewood and the Europlay to utilize cash collateral and proceeds from sales of pledged securities to satisfy obligations under the Lakewood Note and the Europlay Note in return for the Company's agreement to execute a promissory note in his favor. Principal, accrued interest and associated fees on these notes in the amounts of $810,985 and $634,218 were paid off on April 2, 2008 and April 10, 2008, respectively. (See Note 4)

OUR INDEPENDENT PUBLIC ACCOUNTANTS HAVE NOT COMPLETED THEIR REVIEW OF THE FINANCIAL STATEMENTS AND ACCOMPANYING NOTES INCLUDED IN THIS FORM 10-QSB AS REQUIRED BY RULE 10-02 (c) (4) OF REGULATION S-X. UPON COMPLETION OF THE REVIEW BY OUR INDEPENDENT PUBIC ACCOUNTANTS, SHOULD ANY ADJUSTMENT(S) BE REQUIRED TO BE MADE TO THESE FINANCIAL STATEMENTS, AN AMENDED FORM 10-QSB WILL BE FILED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report on Form 10-Q, our Current Report on Form 8-K, dated February 12, 2008, in each case, as amended from time to time including the “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report and in our Current Report on Form 8-K, dated February 12, 2008, in each case, as amended from time to time. Our actual results may differ materially.

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

We are a holding company whose primary business operations are conducted through our direct and indirect subsidiaries, BroadWebAsia, BWA Shanghai, BBMAO BVI and BBMAO HK.  Through our subsidiaries and our commercial agreements with Chinese companies that provide Internet services in China, we operate a Chinese language website engaged in search services as well as a Chinese language website focused on Major League Baseball (collectively referred to throughout this report as the "BroadWebAsia Websites").

The BroadWebAsia Websites target an audience of young Chinese Internet users who are in the 13 year old to 30 year old demographic. This demographic is highly desirable for advertisers. The BroadWebAsia Websites are comprised of www.major.tv/china, a Major League Baseball focused website in the simplified Chinese language, and bbmao.com, a website focused on delivering meta-and social search results to Chinese Internet users. Our search website bbmao.com, intelligently consolidates the results from other Chinese search engines. We believe that bbmao.com is the first meta-search website dedicated to Chinese language meta search.  It has won multiple industry awards for innovation, including the prestigious Red Herring 100 "Most Promising Companies in all of Asia," and ZDNet's "Top 10 Asian Techno Visionaries."  BBMAO is actively building on its search platform by developing contextual and social search technologies as well as a video search application.  bbmao.com's social bookmarks are a unique way for users to save their searches and then share them with friends.

Previously, the Company also operated through a joint venture the Chinese language community and entertainment website 9e3.com. As at September 30, 2008, the Company has written off its entire $582,795 investment in the joint venture, Shandong Yinguang Network Technology Co., Ltd. (“Shandong Yinguang”). The Company does not now nor has it been able to exercise control of or influence the Board of Directors and the management of Shandong Yinguang. Despite numerous requests, as at November 20, 2008 the Company has not received information relating to its investment in Shandong Yinguang since June 30, 2008 nor has it since June 30, 2008 been permitted access to the financial books, records and/or premises of Shandong Yinguang to inspect such financial books and records. The Company is discussing its rights and potential remedies with legal counsel in China but is not certain that this situation will be resolved satisfactorily.

Going Concern

The consolidated financial statements filed with this Quarterly Report are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2008, we had cash and cash equivalents of $15,173, a working capital deficit of $8,273,528, and a shareholders’ deficit of $9,334,666. The report of our Independent Registered Public Accounting Firm on our financial statements as of and for the year ended December 31, 2007 includes a "going concern" explanatory paragraph which means that the accounting firm expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Management’s plans with regard to these conditions include financing our existing and future operations through issuances of common stock and/or advances from the stockholders, as well as the exploration of profitable business opportunities. In April 2008, we secured additional financing of $1,455,202 from our majority stockholder, the proceeds from which were used to repay Short-term loans. There can be no assurance that funds required during the next twelve months or thereafter will be generated from operations or that those funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders.

Principal Factors Affecting our Financial Performance

We believe that the following factors affect our financial performance:

Growth of Internet Usage in China

According to estimates by eMarketer, Inc. and China Internet Network Information Center, China had approximately 133 million internet users at the end of 2006 and more than 170 million internet users at the end of 2007.  China's internet user base is expected to grow to 206 million by 2009 and 227 million in 2010.  This would make China the largest internet market in the world in 2010.  Approximately 55 million households, or approximately 15% of total households in China had broadband internet access at the end of 2007 according to eMarketer. Online advertising expenditures in China for 2007, excluding revenues from paid searches, are estimated by eMarketer to be approximately $1 billion.  This represents an approximate 100% increase over the past two years.

PRC Regulations Promoting Use of the Internet

The Internet industry in China is highly regulated by the PRC government. Various regulatory authorities of the central PRC government, such as the State Council, the Ministry of Information Industry, the State Administration for Industry and Commerce, the Ministry of Culture, the State Press and Publication Administration, and the Ministry of Public Security, are empowered to issue and implement regulations governing various aspects of the Internet and online games industries.  For details regarding these regulations see "Our Business—Regulations."

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the period indicated in dollars.

	Three Months Ended September 30
	2008	2007
Sales revenue	$713	$606
Cost of sales	-	-
Gross profit	713	606
Expenses:
Administrative expenses	(115,676)	(27,750)
Amortization and depreciation	-	-
Selling expenses	(3,000)	(3,000)
Research and Development Expenses	-	-
Total expenses	(118,676)	(30,750)
Loss from equity investee	(582,795)	-
Interest expense	-	-
Loss before income taxes	(700,758)	(30,144)
Minority interests	12,412	10,550
Net loss	(688,346)	(19,594)

Comparison of the three months ended September 30, 2008 and September 30, 2007

Sales Revenue. Our sales revenue is generated from sales of display advertisements, banner advertisements and pop-up advertisements on our websites directly to our advertising clients or via advertising agencies by our internal advertising sales force and other advertising revenues from the sale of keyword search results, however it was negligible during the periods presented.  Sales revenue increased $107, to $713 for the three month period ended September 30, 2008, compared to the three month period ended September 30, 2007.

Cost of Sales. Cost of Sales includes bandwidth costs and certain other costs directly associated with the operation of our websites.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales.  Our gross profit decreased $107 to $713 for the three month period ended September 30, 2008 from approximately $606 for three month period ended September 30, 2007.  Gross profit as a percentage of sales is not meaningful during the periods presented due to lack of revenues during the periods presented.

Administrative Expenses. Administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our administrative expenses increased to $115,676 for the three month period ended September 30, 2008 from approximately $27,750 for the three month period ended September 30, 2007.  This increase was primarily attributable to increased personnel salaries, business plan development, developing a corporate structure, and expenses incurred toward establishing operations.  We are now working to improve our internal control system to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404.  As a result, we expect that our administrative expenses will continue to increase until we have fully implemented our new accounting system and our SOX 404 evaluation is completed.

Selling Expenses. Selling expenses include advertising costs and promotional materials, traveling expenses for marketing activities and other sales related costs.  Our selling expenses remained at $3,000 for the three month period ended September 30, 2008 and the three month period ended September 30, 2007.  As a percentage of sales revenue, our selling expenses are not meaningful due to the Company's minimal operations during the periods presented.

Research and Development Expenses. Research and development expenses include amounts relating costs under arrangements in the form of notes the Company has entered into with potential acquisition targets for funding the development of certain products and applications such as the creation of Chinese language widgets, under-manipulated start-pages, interactive guides and other web 2.0 applications. The Company has previously expensed these notes receivable following the accounting prescribed by Statement of Financial Accounting Standards No. 68, Research and Development Arrangements. The Company did not incur any expenses for research and development for the three month period ended September 30, 2008 and for the three month period ended September 30, 2007. As a percentage of sales revenue, the Company’s research and development expenses are not meaningful due to the Company’s minimal operations during the periods presented.

Total Expenses. Our total expenses increased to $118,676 for the three month period ended September 30, 2008 from $30,750 for the three month period ended September 30, 2007.  The majority of this increase relates to the expansion of the business, business plan development, developing a corporate structure and establishing operations.  Total expenses as a percent of revenue is not meaningful due to the Company's minimal operations during the periods presented.

Loss from Operations before Taxes. Loss from operations before taxes increased to $700,758 during the three month period ended September 30, 2008 from $30,144 during the three month period ended September 30, 2007.  Income from operations before taxes as a percentage of sales is not meaningful due to the factors described above.

Net loss. Our net loss increased to $688,346 during the three month period ended September 30, 2008 from $19,594 during the three month period ended September 30, 2007, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $15,173.  The following table provides detailed information about our net cash flow for all financial statements periods presented in this Current Report.

Cash Flow
(All amounts are in U.S. dollars)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Net cash used in operating activities	$(592,839)	$(822,068)
Net cash used in investing activities	$(907)	$(1,508,071)
Net cash provided by financing activities	$598,072	$2,783,520
Effect of foreign currency translation on cash and cash equivalents	$(31,597)	$(1,636)

Operating Activities

Net cash used in operating activities was $592,839 for the nine month period ended September 30, 2008, which is a decrease of from the net cash of $822,068 used in operating activities for the nine month period ended September 30, 2007.  The decrease in net cash used in operating activities was mainly due to decreases in the business plan development, corporate structure development, and expenses incurred toward establishing operations.

Investing Activities

Net cash used in investing activities in the nine month period ended September 30, 2008 was $907 which is a decrease from net cash used in investing activities of $1,508,071 in the nine month period ended September 30, 2007.  The decrease was due to expansion of business in 2007, including purchases of intangible and fixed assets.

Financing Activities

Net cash provided by financing activities in the nine month period ended September 30, 2008 totaled $598,072, which is an decrease from net cash provided by financing activities of $2,783,520 in the nine month period ended September 30, 2007.  The decrease is attributable to the decrease in amounts due to stockholders.

Our current liquidity resources are insufficient, and we require additional capital to execute our business plan.  To the extent that we are unable to obtain sufficient financing, we may be required to substantially reduce our planned acquisitions and/or operations.

Loan Facilities:

The following table illustrates our credit facilities outstanding as of November 20, 2008, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date.

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Ron Greenspan	September 14, 2007	September 13, 2008	1 year	18%	$50,000

J. M. Mallick Revocable Trust	September 19, 2007	September 1, 2008	1 year	18%	$50,000

Various Lenders under a Note Purchase Agreement	February 15, 2008	August 13, 2008	6 months	10% to 18%	$300,000

Brad Greenspan: Grid Note		On demand	60 days after written notice by Brad Greenspan	Federal short-term interest rate or “blended” rate	$5,623,715 as of November 20, 2008

Brad Greenspan: Convertible Note		On demand	60 days after written notice by Brad Greenspan	Federal short-term interest rate or “blended” rate	$1,150,000

Total					$7,173,715 as of November 20, 2008

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

Below is a brief summary of the payment obligations under material contacts to which we are a party as of May 19, 2008:

• On September 14, 2007, BroadWebAsia entered into an agreement with Ron Greenspan, the father of Brad Greenspan, our Chairman and controlling stockholder, for a secured note (the "Greenspan Note") in the principal amount of $50,000. The interest on the aggregate outstanding principal amount of the Greenspan Note accrues at a rate of 18% per annum, payable every two months in arrears, beginning on November 14, 2007 and the loan has a maturity date of September 13, 2008.  However, in an event of default the principal and unpaid interest on the Greenspan Note will bear interest of 25% or the maximum rate authorized by applicable law.  In connection with advance of funds under the Greenspan Note, we delivered to Ron Greenspan, among other things, a five-year warrant, dated September 19, 2007, for the purchase of such number of BroadWebAsia shares that are equal to $50,000 divided by an amount equal to 75% of the per share price received in the next financing or series of related financings in which we sell shares of our common stock or securities convertible into common stock for an aggregate sale price of not less than $1,000,000 (the "Triggering Financing"). The warrants issued in connection with the loan are accounted for as a discount on the loan with the discount being authorized and recognized as interest expense over the term of the loan.

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

 • From time to time Brad Greenspan, our Chairman and controlling stockholder, has advanced us various amounts of funds for our working capital.   On December 7, 2007, BroadWebAsia issued to Mr. Greenspan a convertible note (the "Convertible Note") in the principal amount of $1,150,000 and a "grid" promissory note (the "Grid Note") in the principal amount of $3,000,000. As of May 19, 2008, the outstanding principal amount of the Grid Note is approximately $5,600,000.  The Grid Note and Convertible Note were assumed by the Company at the time of the reverse acquisition with BroadWebAsia in accordance with the provisions of the Share Exchange Agreement.  The notes bear interest at the federal short-term rate in effect during the periods in which any amount owed pursuant to the terms of the notes remain outstanding, or for any entire calendar year that the note remained outstanding, the note bears interest at the "blended annual rate" which is published annually by the Internal Revenue Service.  Principal and accrued interest on the note is payable within sixty (60) days following Mr. Greenspan's written demand for payment, but the Company has the right at any time to prepay, in whole or in part, the principal and accrued interest without penalty upon fifteen (15) days prior written notice to Mr. Greenspan.  The Convertible Note is convertible into shares of our common stock, at the per share price received in the first financing.

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

• On April 10, 2008, Mr. Brad Greenspan, as guarantor under our junior secured promissory note, dated December 5, 2007, in the principal amount of $600,000, paid the lender thereunder $634,216 as payment in full of the principal, interest, and associated fees with respect to such note. We have agreed to enter into a convertible promissory note agreement with Mr. Greenspan for this amount; however, final terms for this agreement have not yet been reached.

• On April 15, 2008, Mr. Brad Greenspan advanced an additional $1,500,000 to us to provide to HupoTV for registered capital. We have agreed to enter into a convertible promissory note agreement with Mr. Greenspan for this amount; however, final terms for this agreement have not yet been reached.

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

Derivatives: The Company follows the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretation EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. The Company utilizes the Black-Scholes option-pricing model to estimate fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

Development Type Agreement: We explore and investigate various business and acquisition opportunities in order to develop and grow our operations. We have advanced funds to various entities in connection with potential investment and acquisition opportunities. We enter into formal note agreements, which also allow us to acquire an equity interest in these entities. These entities generally use the funds advanced by us for development activities. The ultimate repayment of the notes receivable is dependent upon the results of these development activities having future economic benefit. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 68, Research and Development Agreements, we have charged the advances to research and development expenses. Additionally, since the payment of any interest income related to the notes receivable is dependent on the results of the development activities, we recognize interest income on the notes receivable generally only when cash is received. We recorded $420,000 in research and development expenses relating to these notes receivable during the three months ended September 30, 2008.

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

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the three-month period ended September 30, 2008.

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

On October 15, 2008, Mr. James E. Yacabucci, Jr. resigned from the Board of Directors of the Company. He has also resigned as the Chief Operating Officer of the Company.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

 Item 4. Submission of Matters to a Vote of Security Holders.

On February 12, 2008, the shareholders of World of Tea Inc. by majority written consent approved the World of Tea 2008 Equity Incentive Plan. Stockholders holding an aggregate of 2,000,000 shares of common stock (representing a total of 52.6% of the shares entitled to vote thereon) executed and delivered to us written consents approving the 2008 Equity Incentive Plan. The 2008 Equity Incentive Plan reserved 12,723,750 shares of its common stock for issuance as an incentive to its officers, directors, employees and other qualified persons. The 2008 Equity Incentive Plan provides us with the ability to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate the active interest of such persons in our development and financial success. The 2008 Equity Incentive Plan allows for the granting of incentive stock options within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the “Code”) and nonqualified stock options. The 2008 Equity Incentive Plan also allows for the granting of restricted stock.

On February 14, 2008, a majority of our stockholders took action via written consent to approve the merger between “World of Tea Inc.,” a Nevada corporation and “BroadWebAsia, Inc.,” a Delaware corporation and wholly owned subsidiary of World of Tea Inc., whereby upon completion of the merger, the holders of the common stock of World of Tea, Inc. received 1 share of the common stock of BroadWebAsia, Inc. in exchange for each share of common stock of World of Tea Inc., and that the name of the surviving entity would be BroadWebAsia, Inc. The merger also provided that BroadWebAsia, Inc. would acquire all of the assets and assume all of the liabilities and obligations of World of Tea, Inc. by means of the merger. Stockholders holding an aggregate of 76,357,112 shares of our common stock (representing a total of 90.02% of the shares entitled to vote thereon) executed and delivered to us written consents approving such merger.

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

BROADWEBASIA, INC.

Date: November 20, 2008	By: /s/ Peter Schloss
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